Form 10-Q
period 1996-03-31
PERSEPTIVE BIOSYSTEMS INC
filed 1996-05-15
CIK 859640

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


          (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1996
                                       or
          ( )  Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
             For the Transition Period From _____________ To ________


                        Commission File Number:  0-20032


                          PerSeptive Biosystems, Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                      04-2987616
     --------                                      ----------
(State or other jurisdiction of                 (IRS Employer ID No.)
incorporation or organization)


500 Old Connecticut Path, Framingham, MA             01701
- - ----------------------------------------             -----
(Address of principal executive offices)             (Zip Code)



                                 (508) 383-7700
                                 --------------
                        (Registrant's telephone number,
                          including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes   X                   No
         ----                    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                        17,326,799 Shares
- - ------------                                        -----------------
(Class)                                             (Outstanding at May 8, 1996)

                          PerSeptive Biosystems, Inc.
                         Quarterly Report on Form 10-Q


                                 March 31, 1996
                               Table of Contents


                                                                Page No.
                                                                --------
Part  I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:


    a)  Consolidated Balance Sheets at
      March 31, 1996 (unaudited) and September 30, 1995              3


    b)  Consolidated Statements of Operations
      for the three and six-month periods ended
      March 31, 1996 and 1995 (unaudited)                            4


    c)  Consolidated Statements of Cash Flows
      for the six-month periods ended
      March 31, 1996 and 1995 (unaudited)                            5


    d) Notes to the Consolidated Financial Statements (unaudited)    6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         13


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                           18


Item 6.  Exhibits and Reports on Form 8-K                            21


SIGNATURES                                                           22

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PerSeptive Biosystems, Inc.
                          Consolidated Balance Sheets
                                (in thousands)

                                                                                March 31,    September 30,
                                                                                  1996           1995
                                                                            --------------- ---------------
Assets:                                                                       (unaudited)
Current assets:
        Cash and cash equivalents                                                   $10,938         $12,215
        Short-term investments                                                       13,006          11,601
        Accounts receivable, net                                                     18,590          17,865
        Inventories, net                                                             21,475          22,911
        Other current assets                                                          2,384           1,913
                                                                              -------------   -------------
                Total current assets                                                 66,393          66,505


        Fixed assets, net                                                            36,231          35,584
        Patent and license costs, net                                                 6,233           6,681
        Purchase options, net                                                             -           1,959
        Goodwill, net                                                                24,504          25,144
        Deferred financing costs, net                                                   993           1,294
        Other long-term assets                                                          403           1,042
                                                                              -------------   -------------
                Total assets                                                       $134,757        $138,209
                                                                              =============   =============

Liabilities and stockholders' equity:
Current liabilities:
        Accounts payable                                                             $9,863          $9,351
        Accrued expenses                                                             21,426          16,154
        Advances from PerSeptive Technologies II Corporation                              -           1,779
        Current portion of deferred revenue                                           1,171           2,485
        Short-term borrowing                                                          5,122           3,943
        Accrued purchase cost                                                             -           3,423
        Current portion of long term obligations and other current liabilities        2,497           2,274
                                                                              -------------   -------------
                Total current liabilities                                            40,079          39,409
Long-term liabilities:
        Convertible subordinated notes                                               27,230          27,230
        Long-term debt                                                                5,755           3,170
        Long-term portion of obligations under capital leases                         1,509           2,159
        Deferred revenue and other long-term liabilities                              1,102           1,134
                                                                              -------------   -------------
                Total long-term liabilities                                          35,596          33,693


Stockholders' equity:
        Redeemable convertible preferred stock                                       27,023          25,992
        Common stock                                                                    170             140
        Additional paid-in capital                                                  130,475         111,372
        Accumulated deficit                                                         (97,636)        (72,566)
                                                                              -------------   -------------
                                                                                     60,032          64,938
        Cumulative translation adjustment                                              (958)            225
        Unrealized loss on investments                                                    8               -
        Deferred compensation                                                             -             (56)
                                                                              -------------   -------------
                Total stockholders' equity                                           59,082          65,107
                                                                              -------------   -------------
                Total liabilities and stockholders' equity                         $134,757        $138,209
                                                                              =============   =============

  The accompanying notes are an integral part of these financial statements.

                          PerSeptive Biosystems, Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                  Three months ended,                   Six months ended,
                                                      March 31, 1996                      March 31, 1996
                                              ----------------------------       ----------------------------
                                                   1996          1995                 1996           1995
                                              -------------  -------------       -------------  -------------
Revenue:
        Product revenue                             $19,367        $17,330             $38,431         32,484
        Contract revenue                              5,034          5,000              10,101         $9,994
                                              -------------  -------------       -------------  -------------
                                                     24,401         22,330              48,532         42,478
                                              -------------  -------------       -------------  -------------

Cost of Goods Sold:
        Cost of product revenue                       9,677          8,083              18,700         15,666
        Cost of contract revenue                      4,267          4,239               8,571          8,476
        Other charges                                 4,837              -               4,837              -
                                              -------------  -------------       -------------  -------------
                                                     18,781         12,322              32,108         24,142
                                              -------------  -------------       -------------  -------------
            Gross Profit                              5,620         10,008              16,424         18,336

Operating Expenses:
        Research and development                      1,701          1,591               3,270          3,810
        Selling, general and administrative          11,015          8,025              20,647         15,975
        Other Charges                                13,496              -              13,496              -
        Amortization                                    794            754               1,518          1,588
                                              -------------  -------------       -------------  -------------
                                                     27,006         10,370              38,931         21,373
                                              -------------  -------------       -------------  -------------
            Loss from operations                    (21,386)          (362)            (22,507)        (3,037)
                                              -------------  -------------       -------------  -------------

Other income (expense):
        Interest expense, net                          (719)          (561)             (1,422)          (772)
        Other income (expense), net                      41           (104)                (11)           (37)
                                              -------------  -------------       -------------  -------------

Loss before provision for income taxes              (22,064)        (1,027)            (23,940)        (3,846)

Provision for income taxes                                -              -                 100              -
                                              -------------  -------------       -------------  -------------

Net loss                                            (22,064)        (1,027)            (24,040)        (3,846)
                                              =============  =============       =============  =============

Net loss per common share                            ($1.48)        ($0.14)             ($1.72)        ($0.42)
                                              =============  =============       =============  =============

Weighted average common shares outstanding           15,243         12,236              14,609         12,182
                                              =============  =============       =============  =============

  The accompanying notes are an integral part of these financial statements.

                          PerSeptive Biosystems, Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                                         Six months ended
                                                                                                             March 31,
                                                                                                  ------------------------------
                                                                                                       1996            1995
                                                                                                  -------------    -------------
Cash flows from operating activities:
   Net loss                                                                                            ($24,040)         ($3,846)
   Adjustments to reconcile net loss to net cash
       used in operating activities, net of acquired amounts:
     Depreciation and amortization                                                                        5,593            4,662
     Non-cash portion of other charges                                                                   17,261                -
  Changes in assets and liabilities:
     Increase in accounts receivable                                                                     (1,315)          (4,662)
     (Increase) decrease in inventories                                                                  (2,467)             244
     Increase in other current assets                                                                      (103)            (137)
     Increase in other assets                                                                              (245)               -
     Increase (decrease) in accounts payable                                                                512           (2,736)
     Increase (decrease) in accrued expenses                                                               (118)              15
     Increase (decrease) in other liabilities                                                            (2,426)           1,014
                                                                                                  -------------    -------------
       Net cash used in operating activities                                                             (7,348)          (5,446)
                                                                                                  -------------    -------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                              (7,188)         (12,689)
   Cash and investments acquired from PTC II                                                             11,851                -
   Purchase of securities available for sale                                                             (3,978)               -
   Proceeds from sale and maturities of securities available for sale                                     2,556           14,120
   Increase in patents and licenses                                                                         187             (704)
                                                                                                  -------------    -------------
       Net cash (used in) provided by investing activities                                                3,428              727
                                                                                                  -------------    -------------

Cash flows from financing activities:
    Proceeds from capital lease financing                                                                   306            5,000
    Principal payments under capital lease obligations                                                     (733)            (380)
    Proceeds from facility financing                                                                      2,585                -
    Net proceeds from short-term borrowing                                                                1,179            4,350
    Proceeds from issuance of common stock                                                                   (6)             222
                                                                                                  -------------    -------------
       Net cash provided by (used in) financing activities                                                3,331            9,192
                                                                                                  -------------    -------------
Effect of exchange rate changes on cash and cash equivalents                                               (688)
                                                                                                  -------------    -------------
Net (decrease) increase in cash and cash equivalents                                                     (1,277)           4,473
Cash and cash equivalents, beginning of period                                                           12,215            6,600
                                                                                                  -------------    -------------
Cash and cash equivalents, end of period                                                                $10,938          $11,073
                                                                                                  =============    =============

Supplemental disclosure of cash flow information:
    Interest paid                                                                                       $1,666            $1,078

Supplemental disclosure of non-cash investing activities:
    Accretion of Series A Preferred Stock                                                                1,031             1,326
    Stock and warrants issued in connection with acquisition of PTC II, net of warrants exchanged       15,592                 -
    Stock issued to AMI in connection with the acquisition                                               3,423                 -

  The accompanying notes are an integral part of these financial statements.

           Notes to the Consolidated Financial Statements (Unaudited)


(1)  Interim Consolidated Financial Statements


The accompanying consolidated balance sheet at March 31, 1996, and the consolidated statements of operations for the three and six-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, however, these statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company and its subsidiaries as of and for the three and six-month periods ended March 31, 1996 and 1995. The results of operations for the three and six-month periods ended March 31, 1996 are not necessarily indicative of the results expected for the full year.


These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 1995.


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


(2)  Inventories


Inventories consist of the following (in thousands):



                       March 31, 1996  September 30, 1995
                       --------------  ------------------


Raw material                $11,006             $10,838
Work in process               2,708               2,495
Finished goods                7,761               9,578
                            -------             -------


Total inventories           $21,475             $22,911
                            =======             =======
- - -------------------------------------------------------


(3)  Net Loss Per Share


Net loss per share is determined by dividing net loss, including accretion on preferred stock by the weighted average common shares outstanding during the period. Accretion on preferred stock was $515,000 and $1,031,000 for the three and six-months ended March 31, 1996 and $663,000 and $1,326,000 for the three and six-months ended March 31, 1995, respectively. All common stock equivalents consisting of options, warrants, contingently issuable shares and shares held in escrow, have been excluded from the calculation of weighted average common shares outstanding, since their inclusion would be anti-dilutive.


(4)   Acquisition of PerSeptive Technologies II Corporation

On November 1, 1995, the Company, PerSeptive Acquisition Corporation ("PAC"), a wholly owned subsidiary of the Company, and PerSeptive Technologies II Corporation ("PTC II") entered into a definitive agreement pursuant to which the Company agreed to an exchange offer for all of the 2,645,000 outstanding units of PTC II followed by a merger of PTC II with PAC. Each PTC II unit consisted of one share of callable common stock of PTC II and one Class E Warrant of PerSeptive Biosystems exercisable at $33.00 until December 1998. Effective March 8, 1996, the Company acquired 2,603,125 units of PTC II that were validly tendered and not withdrawn in the exchange offer. The PTC II shareholders, who participated in the exchange offer, exchanged their units for 2,603,125 shares of PerSeptive's common stock and 2,603,125 new Class I Warrants to purchase PerSeptive Biosystems common stock exercisable until August 8, 1997 at an exercise price per share of $13.50. On March 13, 1996, PTC II merged with PAC and became a wholly owned subsidiary of the Company. Each of the remaining 41,875 shares of callable common stock of PTC II not exchanged in the exchange offer were automatically converted into a right to receive one share of the Company's common stock upon the merger of PTC II with PAC. The total value of the common stock issued in the exchange offer was approximately $16 million based on the market value of the Company's common stock on March 8, 1996. The transaction has been accounted for as a purchase and the Company has recorded an in-process research and development charge of approximately $6.8 million which represents the value of acquired technologies which have not reached commercialization. During the three-month period ended March 31, 1996, the Company recognized research and development revenue from PTC II totaling approximately $5 million.

The following is a summary of the purchase price and the allocation of the purchase price to the net assets acquired, calculated using the closing price of PerSeptive's common stock of $5.875 on March 8, 1996:

Purchase Price:                                                     000's
- - ---------------                                                     -----


Shares of Common Stock Issued             2,603,125 at $5.875      $15,294
Shares of Common Stock to be Issued       41,875 at $5.875             246
Warrants Issued                           2,603,125 at $0.90         2,343
Warrants Returned                         2,603,125 at $0.88        (2,291)
Estimated Tax Obligation on Interest                                 1,000
 Income
Write off of Purchase Option Cost                                    1,082
Estimated transaction costs (i)                                      1,620
                                                                   -------
    Total purchase price                                           $19,294
                                                                   =======

(i) Amount represents the estimated acquisition costs associated with the Transaction which include professional fees, printing costs and regulatory filing fees.

                                                                   March 8,
                                                                    1996
Allocation of the Purchase Price:                                   000's
- - ---------------------------------                                  -------


Net asset values:
    Cash and investments                                           $11,851
    Other current assets                                               693
    Accrued expenses                                                   (35)
In-process research and development                                  6,785
                                                                   -------
       Allocation of consideration                                 $19,294
                                                                   =======

The pro forma results of operations for the three and six month periods ended March 31, 1996 and 1995 reflecting the acquisition of PTC II as if the companies had been combined as of September 30, 1995 and 1994, respectively, are as follows (amounts in thousands, except per share data):

                                     March 31, 1996                March 31, 1995
                                    ----------------             ------------------
                            Three months     Six months        Three months       Six months
                                ended          ended               ended            ended
                                -----          -----              -----             -----

Revenue                         $ 19,367     $ 38,431            $17,330         $ 32,484
Net loss                         (12,219)     (18,619)            (4,895)         (11,886)
Net loss per share              $  (0.74)    $  (1.16)           $ (0.37)        $  (0.89)
- - ------------------------------------------------------------------------------------------

The pro forma condensed combined statement of income does not reflect the estimated charge of $10.1 million for the acquired in-process research and development, the write-down of long-term assets used in discontinued research and development programs related to PTC II, and severance costs consisting principally of wages and benefits for terminated employees, as the amount is not expected to have a continuing impact on the results of operations of the combined companies.


(5)  Other Charges

During the three-month period ended March 31, 1996, the Company announced the introduction of several new product offerings, completed the acquisition of PTC II, and took certain actions to identify the research and development programs, previously funded by PTC II, which would be discontinued. As a result of these actions the Company recorded other charges totaling $18.3 million. The components of these other charges include $10.1 million related to the acquisition of PTC II which includes $6.8 million for in-process research and development, $2.2 million related to the write-down of long-term assets used in discontinued research and development programs related to PTC II, and $1.1 million of severance costs principally resulting from wages and benefits for employees terminated as a result of the acquisition and related management actions. Other charges also include reserves for inventory and other assets of $4.8 million recorded in cost of revenue. This represents provisions to reserve for inventory associated with discontinued product lines as well as the repositioning of certain products within the purification, analysis, and chemical product lines. The remaining $3.4 million of other charges represent accrued legal costs primarily related to the Company's ongoing legal defense of its patents and certain other miscellaneous charges.


(6)  Litigation and Other Matters


On December 26, 1994, the Company announced a restatement of its financial results for its fiscal year ended September 30, 1993 and for the first three quarters of its 1994 fiscal year. Shortly thereafter, a number of class action lawsuits were filed in the U.S. District Court for the District of Massachusetts against the Company and certain of its officers. These lawsuits were consolidated in an amended complaint filed on March 8, 1995. The complaint asserted, on behalf of the class of all purchasers of the Company's Common Stock from February 2, 1993 through December 26, 1994, violations of federal securities laws and common law consisting of the issuing of allegedly materially false and misleading financial results with respect to the Company's quarterly and year-end fiscal 1993 financial statements and the Company's quarterly financial statements for the first, second and third quarters of fiscal 1994. The complaint sought unspecified damages, interest, costs and fees. On May 8, 1995, the Company filed its answer which denied all of plaintiffs' material allegations and raised several affirmative defenses. On June 14, 1995, the Court entered a preliminary order of approval of a stipulation of compromise and settlement (the "Stipulation") between the defendants in this action and the plaintiff class. On August 11, 1995, the court approved the Stipulation. Pursuant to the terms of the Stipulation, the purchasers of (a) the Company's Class E Warrants, which were originally issued as part of units with the common stock of PerSeptive Technologies II Corporation, and (b) its 8 1/4% Convertible Subordinated Notes due 2001, are included in the plaintiff class in addition to the purchasers of the Company's Common Stock. In exchange for releases of the defendants, the plaintiff class is entitled to receive: $5,000,000 in cash, a portion of which is paid by third parties; $5,000,000 in shares of the Company's Common Stock; and $2,000,000 in warrants to purchase shares of the Company's Common Stock. In August of 1995, the Company issued 493,827 shares of common stock with an aggregate market value of $5,000,000. The final cash payment of $1,500,000 due under a promissory note issued pursuant to the Stipulation, together with interest thereon, was made on April 1, 1996. The Company issued the Class G Warrants to purchase up to 279,330 shares of the Company's common stock for $12.66 per share. The warrants became exercisable at any time on or after March 11, 1996 and will expire September 11, 2003. The costs of the settlement, including professional fees associated with the settlement, were recorded as a charge during the quarter ended June 30, 1995.

The Company was successor to a lawsuit brought by Millipore against ChemGenes Corporation. This lawsuit was filed in May 1993 to seek injunctive relief and monetary damages for the infringement of a patent relating to the preparation of
oligonucleotides.   The patent and all of Millipore's rights in this lawsuit
have been assigned to the Company. After a re-examination of the patent by the U.S. Patent and Trademark Office, the patent was reissued to the Company in February 1996. Subsequently, the action was concluded with ChemGenes agreeing to a consent judgment acknowledging the validity and enforceability of the patent. ChemGenes also agreed to pay infringement penalty royalties and damages, including legal fees.

Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained such formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. The Company has been cooperating fully with this investigation. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company.

On October 14, 1993, the Company filed suit in the United States District Court for the District of Massachusetts against Pharmacia Biotech, Inc. together with certain of its affiliates (collectively, "Pharmacia"), its parent Procordia AB, and Sepracor Inc., ("Sepracor"), for willful infringement of certain PerSeptive patents (collectively, the "Patents") covering the process of Perfusion Chromatography(registered trademark) and the manufacture, sale and use of chromatography particles that enable Perfusion Chromatography. This lawsuit seeks to enjoin the defendants from infringing the Patents and asks for treble damages. On October 15, 1993, the Company filed a related action against Sepracor in which the Company claims that Sepracor made false and misleading representations of fact with respect to the Company's products. On October 12, 1993, Pharmacia filed a suit against the Company seeking a declaratory judgment:
(i) that Pharmacia's products do not infringe the Patents; and (ii) that the Patents are invalid and unenforceable. The Company believes that this suit lacks merit. This action has been consolidated with PerSeptive's actions in the United States District Court for the District of Massachusetts.

On May 19, 1994, the Company joined BioSepra Inc. ("BioSepra"), which is partially owned by Sepracor, as a party to this suit and amended the pleadings to assert claims against BioSepra for willful infringement of the Patents and for false and misleading advertising. The Company's claims against BioSepra are consolidated with claims against Sepracor and Pharmacia for pretrial proceedings. Discovery in these matters is substantially completed.

Pharmacia, Sepracor and BioSepra each have asserted counterclaims against the Company. On February 10, 1995, Sepracor and BioSepra filed a counterclaim against the Company alleging that its allegations that Sepracor and BioSepra have infringed the Patents and alleged statements concerning the litigation made to customers constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act. On March 6, 1995, Pharmacia filed a counterclaim alleging that the Company's allegations that Pharmacia has infringed the Patents and alleged statements concerning the litigation made to customers constitute unfair competition, commercial disparagement, unfair trade practices and violation of the Lanham Act. The Company has denied any liability on the counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the three Perfusion Chromatography patents, and granting the Defendants' motions for partial summary judgment that inventorship of those patents is improper for failure to name two or more persons as joint inventors. The Court, however, affirmed the Company's inventorship. On March 19, 1996, PerSeptive filed a Motion to Vacate the January 9 order and requested the Court to conduct an evidentiary hearing pursuant to 35 U.S.C. (S) 256 to determine whether the patents can and should be corrected by adding additional alleged inventors and, among other issues, if the patents can be corrected, whether the alleged additional inventors should be estopped from asserting any rights on account of their never having claimed to have been inventors, among other factors. On April 29, 1996, the Court denied the Motion to Vacate and scheduled an evidentiary hearing on the inventorship issue to commence on May 20, 1996. The Company has preserved its rights of appeal on a number of issues, including the Court's January 9, 1996 order that inventorship of the patents was improper for failure to name additional persons as joint inventors. The Company intends to vigorously pursue the litigation.

(7)  Acquisition of Advanced Magnetics, Inc. - In Vitro Diagnostics Division

At September 30, 1995, the Company had a liability of approximately $3.4 million for the final settlement of the Company's acquisition of the In Vitro Diagnostics Division of Advanced Magnetics, Inc ("AMI"). In December 1995, the Company issued 373,678 shares of common stock with a value of $3.4 million, to satisfy this obligation.

(8)  Subsequent Event

On May 7, 1996 the Company executed a Master Agreement (the "Agreement") with Myco Pharmaceuticals Inc., a Delaware corporation located in Cambridge, Massachusetts doing business as ChemGenics Pharmaceuticals ("ChemGenics"). Pursuant to the terms of the Agreement, the Company has agreed to transfer certain assets and employees of the Company's drug discovery program and to enter into a non-exclusive license, licensing the Company's technology in the field of drug discovery to ChemGenics in exchange for shares of ChemGenics Common Stock equal to 40% of the fully diluted capital stock of ChemGenics as of the date of the Agreement plus warrants to purchase, for a period of four years, additional shares of Common Stock at $5.00 per share equal to 10% of such fully diluted amount. The transaction will combine the Company's proprietary technology in the field of drug discovery with ChemGenics' gene technologies. Additional terms have not been disclosed. The closing of the transaction is subject to customary closing conditions, as well as the expiration or early termination of, or an exemption from, the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below under the caption "Certain Factors That May Affect Future Results," as well as elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and those discussed in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

Three-months ended March 31, 1996 and 1995

Revenue for the three-months ended March 31, 1996 was $24,401,000 compared with $22,330,000 for the comparable 1995 period. Product revenue totaled $19,367,000 and $17,330,000 for the three-months ended March 31, 1996 and 1995, respectively. The growth in product revenue is attributable to continued strong sales growth in the analysis product line on top of relatively stable to expanding revenues from the purification product line and further expansion of the Company's products into the European and Japanese market place.

Gross profit from product and related revenue for the three months ended March 31, 1996 and 1995 was $9,690,000 and $9,247,000, respectively. Gross margin from product and related revenue was 50% during the three months ended March 31, 1996 as compared to 53% during the same period in the prior year. This decrease in gross margin on product and related revenues is primarily attributable to unfavorable overhead absorption resulting from efforts to control the level of product inventory on hand and the existence of excess manufacturing capacity established to support future revenue growth.

Included in cost of goods sold for the three months ended March 31, 1996 are other charges totaling $4.8 million. These charges represent provisions to write-off inventory and other assets associated with discontinued product lines as well as the repositioning of certain products within the purification, analysis, and chemical product lines.

Research and development expenses were relatively constant at $1,701,000 for the three-months ended March 31, 1996 as compared with $1,591,000 for the comparable period in the prior year. As a percent of product and related revenue, research and development expenses have remained constant at 9% for the three months ended March 31, 1996 and 1995, respectively. Following the acquisition of PTC II, management anticipates that the level of research and development expenses will increase significantly due to the elimination of funding previously provided by PTC II. Actions have been taken to control the level of research and development expense actually incurred following the acquisition. This has been accomplished, in part, through the recently announced restructuring program (discussed further below) that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Management intends to pursue commercialization opportunities and alliances in order to obtain value from the acquired technology. Management continues to evaluate the scope and direction of the various programs, however there is no assurance that funding sources and/or third party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

Selling, general and administrative expenses were $11,015,000 in the three-month period ended March 31, 1996, as compared with $8,025,000 in the comparable period in the prior year. Selling, general and administrative expenses as a percentage of product and related revenue have increased from 46% for the three months ended March 31, 1995 to 57% for the comparable period in the current fiscal year. The increase in the aggregate spending level in the three month period ending March 31, 1996 as compared to the comparable prior year period is attributable to continued investment in the sales and marketing organizations and marketing and promotional activities to support the Company's new product offerings.

During the three-month period ended March 31, 1996, the Company recorded other charges of $13.5 million. The Company completed the acquisition of PTC II and took certain actions to identify the research and development programs, previously funded by PTC II, which would be discontinued. As a result of these actions the Company recorded other charges totaling $10.1 million. The PTC II charge includes $6.8 million for in-process research and development, $2.2 million related to the write-down of fixed assets previously used to support the contract research and development activities related to PTC II and $1.1 million of severance costs, principally wages and benefits for terminated employees, resulting from the discontinuation of certain research programs and other headquarters support functions. The remaining $3.4 million of other charges represent accrued legal costs primarily related to the Company's ongoing legal enforcement of its patents and certain other miscellaneous charges.

Net interest expense was $720,000 in the three-month period ended March 31, 1996, as compared with $561,000 in the comparable period in the prior year. This increase is primarily attributable to higher interest expense incurred during the period ended March 31, 1996 as a result of current year short-term and long-term borrowings and capital lease agreements as well as lower interest income due to a lower average cash and investments balance during the three-months ended March 31, 1996 as compared to the comparable period in the prior year.

Six Months Ended March 31, 1996 and 1995

Revenue for the six-months ended March 31, 1996 was $48,533,000, as compared with $42,478,000 for the comparable period in the prior year. Product revenue totaled $38,431,000 and $32,484,000 for the 1996 and 1995 periods, respectively. The growth in product revenue is attributable to continued sales growth in both the purification and analysis product lines and the further expansion of the Company's products into the European and Japanese market place. The increase in contract research revenue is attributable to additional revenue derived from contract research activities undertaken pursuant to the Development Agreement between PTC II and the Company, prior to its acquisition (see Note 4 to the Consolidated Financial Statements).

Gross margin from product and related revenue for the six-months ended March 31, 1996 and 1995 was $19,731,000 and $16,818,000, respectively. Gross margin from product and related revenue was 51% during the six-months ended March 31, 1996 as compared to 52% during the same period in the prior year. This decrease in gross margin on product and related revenues is primarily attributable to changes in product mix and unfavorable overhead absorption resulting from efforts to control the level of product inventory on hand and the existence of excess manufacturing capacity established to support future revenue growth.

Research and development expenses were $3,720,000 in the 1996 period as compared with $3,810,000 in the comparable 1995 period. As a percent of product and related revenue, research and development expenses have declined from 12% to 9% for the six-month periods ended March 31, 1996 and 1995, respectively. The decrease in research and development expense is attributable, in part, to the subsequent elimination of and/or reduction in certain common research and development activities following the acquisition of the synthesis product business.

Selling, general and administrative expenses were $20,647,000 in the six-month period ended March 31, 1996, as compared with $15,975,000 in the comparable period in the prior year. The increase in the aggregate spending level in the six-month period ending March 31, 1996 as compared to the comparable prior year period is attributable to continued investment in the sales and marketing organizations and marketing and promotional activities to support the Company's new product offerings.

Net interest expense was $1,422,000 in the six-month period ended March 31, 1996, as compared with $772,000 in the comparable period in the prior year.
This increase is primarily attributable to higher interest expense incurred during the period ended March 31, 1996 as a result of current year short-term and long-term borrowings and capital lease agreements as well as lower interest income due to a lower average cash and investments balance during the six-months ended March 31, 1996 as compared to the comparable period in the prior year.

Liquidity and Capital Resources

Cash and investments at March 31, 1996 were $23,944,000 as compared to $23,816,000 at September 30, 1995. Expenditures of cash and investments during the six-month period ended March 31, 1996 primarily related to the funding of capital programs for $7.2 million and operational requirements for $7.4 million. These expenditures were offset by the receipt of cash and investments of $11.9 million from PTC II as a result of the acquisition. Cash expenditures for capital programs, primarily related to the construction of the Company's new manufacturing facility in Hamburg, Germany, were partially funded by $2.6 million from various financing facilities obtained by the Company during the prior fiscal year. In addition, additional short-term borrowings were used to fund operational needs. Total proceeds from short-term financing during the six-month period ending March 31, 1996 were $1.2 million. Management anticipates additional cash usage relating to various factors including, but not limited to a semi-annual interest payment due on the 8 1/4% convertible subordinated notes, final shareholder settlement payment due on April 1, 1996, and cash requirements associated with capital expenditures, patent enforcement actions, working capital and operational needs.

The Company believes that its capital resources will be sufficient to fund its planned operations through the end of fiscal 1996. The Company believes that additional financing will be required for the development of some of its future planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will in general depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the success of cost containment initiatives, the competitive environment and the growth in the Company's business, which may cause the Company's actual future capital resources to differ materially, notwithstanding the forward-looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. The Company is actively seeking to raise additional capital through equity or debt financing in the future or to enter into corporate partnering arrangements. However, there can be no assurance that the Company will be able to successfully raise additional capital at acceptable terms, and any failure to do so could have adverse consequences on planned future product introductions and the Company's growth and operations.

Subsequent Events

On May 7, 1996 the Company executed a Master Agreement ("the Agreement") with Myco Pharmaceuticals Inc., a Delaware corporation located in Cambridge, Massachusetts doing business as ChemGenics Pharmaceuticals ("ChemGenics"). Pursuant to the terms of the Agreement, the Company has agreed to transfer certain assets and employees of the Company's drug discovery program and to enter into a non-exclusive license, licensing the Company's technology in the field of drug discovery to ChemGenics in exchange for shares of ChemGenics Common Stock equal to 40% of the fully diluted capital stock of ChemGenics as of the date of the Agreement plus warrants to purchase, for a period of four years, additional shares of Common Stock at $5.00 per share equal to 10% of such fully diluted amount. The transaction will combine the Company's proprietary technology in the field of drug discovery with ChemGenics' gene technologies. Additional terms have not been disclosed. The closing of the transaction is subject to customary closing conditions, as well as the expiration or early termination of, or an exemption from, the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

Certain Factors That May Affect Future Results

Fluctuations in Timing and Amount of Revenues. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of biopharmaceutical development and commercialization programs of the Company's customers, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, results may vary significantly from quarter to quarter or year to year based on timing of revenue, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

No Assurance of Profitability. The Company expects to continue to improve operating results in future periods; however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

The Company's success in the market for biopharmaceutical purification, analysis and synthesis products will depend, in part, on attracting and maintaining key employees, continued development of foreign sales operations, successful integration of recent acquisitions, continued support from current customers, development of new customers and successful enforcement of the Company's patent rights (see "Legal Proceedings").

Access To Capital. The Company is considering various financing alternatives, is seeking to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurances that this funding will be made available or that acceptable terms will be reached (see related discussion in Liquidity and Capital Resources section above).

Patent and License Uncertainties. Proprietary rights relating to the Company's products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that any pending patent applications filed by the Company will result in patents being issued or that any patents now or hereafter owned by the Company will afford protection against competitors. In the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company has established a policy of vigorously enforcing its patent rights (see "Legal Proceedings").

Pending Governmental Investigation. Since November 1994, the Securities and Exchange Commission (the "SEC") has been conducting an investigation into certain financial matters of the Company. If, after completion of its investigation, the SEC finds that violations of the federal securities laws have occurred, the SEC has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The SEC may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. The Company has been cooperating fully with this investigation. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company (see "Legal Proceedings").

Intense Competition and Risk of Technological Obsolescence. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or non-competitive.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

1. The Company was a successor to a lawsuit brought by Millipore against ChemGenes Corporation in the United States District Court for the District of Massachusetts. This lawsuit was filed in May 1993 to seek injunctive relief and monetary damages for the infringement of U.S. Patent No. RE34,069 relating to the preparation of oligonucleotides (the "RE34,069 Patent"). The RE34,069 Patent and all of Millipore's rights in this lawsuit have been assigned to the Company. In February 1996, the U.S. Patent and Trademark Office issued a reexamination certificate confirming patentability of the claims of RE34,069. Subsequently, the action was concluded with Chemgenes agreeing to a consent judgment acknowledging the validity and enforceability of the patent. ChemGenes also agreed to pay infringement penalty royalties and damages, including legal fees.

2. Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it could utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information variously from officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of this investigation, or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company has responded and will continue to respond to requests for information in connection with this investigation.

3. On October 14, 1993, the Company filed suit against Pharmacia Biotech, Inc., a New Jersey corporation, together with certain of its affiliates (collectively, "Pharmacia"), and their parent Pharmacia AB, a Swedish corporation, and Sepracor Inc., a Delaware corporation ("Sepracor"), in the United States District Court for the District of Massachusetts (Civil Action No. 93-12237-PBS) for willful infringement of the Company's US Patents Nos. 5,019,270 and 5,228,989 (collectively, the "Patents") covering the process of Perfusion Chromatography and the manufacture, sale and use of chromatography particles that enable Perfusion Chromatography. This lawsuit seeks to enjoin the defendants from infringing the Patents and asks for treble damages. On October 15, 1993, the Company filed a related action against Sepracor in the United States District Court for the District of Massachusetts (Civil Action No. 93-12249-PBS) in which the Company claims that Sepracor has made false and misleading representations of fact with respect to the Company's products in violation of applicable state and federal law. On October 12, 1993, as a result of prior correspondence with the Company, Pharmacia filed a suit against the

Company in the United States District Court for the District of New Jersey (Civil Action No. 93-4450 (HAA)) seeking a declaratory judgment: (i) that Pharmacia's products do not infringe the Patents and (ii) that the Patents are invalid and unenforceable.

On January 18, 1994, the United States District Court for the District of New Jersey allowed the Company's motion to transfer all proceedings in Pharmacia's action to the United States District Court for the District of Massachusetts. By orders dated December 3, 1993 and March 29, 1994, the United States District Court for the District of Massachusetts has consolidated all three actions identified above for pretrial proceedings.

On May 19, 1994, the United States District Court for the District of Massachusetts allowed the Company's motion to join BioSepra Inc., which is partially owned by Sepracor ("BioSepra"), as a party and to amend the pleadings to assert claims against BioSepra for willful infringement of the Patents and for false and misleading advertising. The Company's claims against BioSepra are consolidated with claims against Sepracor and Pharmacia for pretrial proceedings.

On October 5, 1994, the Court allowed the Company's motion to amend its pleadings to allege claims against Sepracor and BioSepra for infringement of United States Patent No. 5,030,352 (the "'352 Patent"), covering novel coatings for chromatography media, which is assigned to the Purdue Research Foundation and exclusively licensed to the Company.

On January 24, 1995, the US Patent and Trademark Office issued a third patent assigned to the Company, US Patent No. 5,384,042 (the "'042 Patent"), covering the manufacture, sale and use of matrices that enable Perfusion Chromatography. On January 25, 1995, the Company filed a complaint in the United States District Court for the District of Massachusetts against Pharmacia, Sepracor and BioSepra alleging willful infringement of the '042 Patent. On February 14, 1995, the Court allowed an assented-to motion to consolidate that action, designated Civil Action No. 95-10157-PBS, with the pending actions described above.

Pharmacia, Sepracor and BioSepra each have asserted counterclaims against the Company. On February 10, 1995, Sepracor and BioSepra filed a counterclaim against the Company alleging that its allegations that Sepracor and BioSepra have infringed the Patents and alleged statements concerning the litigation made to customers constitute unfair competition, commercial disparagement, unfair trade practices pursuant to Mass. Gen. Laws ch. 93A, tortious interference with customer relationships and violation of the Lanham Act. Sepracor requested relief in the form of an unspecified amount of damages, double or treble damages to the extent permitted by Mass. Gen. Laws ch. 93A, dismissal of all claims asserted by PerSeptive, and Sepracor's costs and attorney's fees. On March 6, 1995, Pharmacia filed a counterclaim alleging that the Company's allegations that Pharmacia has infringed the Patents and alleged statements concerning the litigation made to customers constitute unfair competition, commercial disparagement, unfair trade practices pursuant to Mass. Gen. Laws ch. 93A, and violation of the Lanham Act. Pharmacia requested relief in the form of an unspecified amount of damages, double or treble damages to the extent permitted by Mass. Gen. Laws ch. 93A, dismissal of all claims asserted by PerSeptive, and Pharmacia's costs and attorney's fees. Since the Court has bifurcated discovery on damages issues, Sepracor and Pharmacia have not quantified the amount of damages sought in their respective counterclaims. The Company has denied any liability on the counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the three Perfusion Chromatography patents, and granting the Defendants' motions for partial summary judgment that inventorship of those patents is improper for failure to name two or more persons as joint inventors. The Court, however, affirmed the Company's inventorship. On March 19, 1996, PerSeptive filed a Motion to Vacate the January 9 order and requested the Court to conduct an evidentiary hearing pursuant to 35 U.S.C. (S) 256 to determine whether the patents can and should be corrected by adding additional alleged inventors and, among other issues, if the patents can be corrected, whether the alleged additional inventors should be estopped from asserting any rights on account of their never having claimed to have been inventors, among other factors. On April 29, 1996, the Court denied the Motion to Vacate and scheduled an evidentiary hearing on the inventorship issue to commence on May 20, 1996. The Company has preserved its rights of appeal on a number of issues, including the Court's January 9, 1996 order that inventorship of the patents was improper for failure to name additional persons as joint inventors.

The Company may incur substantial additional expenses relating to these lawsuits. There can be no assurance that the outcome of the litigation will not have a material adverse effect on the Company. The Company intends to continue vigorously pursuing this litigation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     4.1  1992 Stock Plan of the Company, as amended on February 8, 1996.

     4.2 1992 Non-Employee Director Stock Option Plan of the Company, as amended on March 11, 1996.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated January 9, 1996 relating to the Company's pending lawsuit against Pharmacia Biotech, Inc., Sepracor Inc. and BioSepra Inc.

     Current Report on Form 8-K dated February 8, 1996 relating to the commencement of the Company's exchange offer for all of the outstanding units of PerSeptive Technologies II Corporation.

     Current Report on Form 8-K dated February 29, 1996 relating to a special meeting of the Company's stockholders at which the issuance of securities to acquire PerSeptive Technologies II Corporation was approved.

     Current Report on Form 8-K dated March 8, 1996 relating to the acceptance by the Company of all outstanding units of PerSeptive Technologies II Corporation ("PTC-II") validly tendered and not withdrawn in the Company's exchange offer to the stockholders of PTC-II.



           [The remainder of this page is intentionally left blank.]

SIGNATURES
- - ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PERSEPTIVE BIOSYSTEMS, INC.



Date:  May 15, 1996                 By:/s/ Noubar B. Afeyan
                                       --------------------
                                       Noubar B. Afeyan, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



                                    By:/s/ Thomas G. Ruane
                                       -------------------
                                       Thomas G. Ruane, Senior Vice
                                       President and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                     EXHIBIT INDEX

      Exhibit No.                      Description
      -----------                      -----------

         4.1 1992 Stock Plan of the Company, as amended on February 8, 1996.

         4.2 1992 Non-Employee Director Stock Option Plan of the Company, as amended on March 11, 1996.

         27          Financial Data Schedule