Form 10-Q
period 1996-06-30
PERSEPTIVE BIOSYSTEMS INC
filed 1996-08-14
CIK 859640

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1996
                                       or
        (   )  Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
             For the Transition Period From_____________ To ________

                        Commission File Number:  0-20032

                          PerSeptive Biosystems, Inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                             04-2987616
     --------                                             ----------
(State or other jurisdiction of                      (IRS Employer ID No.)
incorporation or organization)

500 Old Connecticut Path, Framingham, MA                  01701
- ----------------------------------------                  -----
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

          Yes   X                   No___
              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                                  17,464,697 Shares
- ------------                                  -----------------
(Class)                                       (Outstanding at August 7, 1996)

                          PERSEPTIVE BIOSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 JUNE 30, 1996
                               TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

     a)  Consolidated Balance Sheets at
        June 30, 1996 (unaudited) and September 30, 1995                 3

     b)  Consolidated Statements of Operations
        for the three and nine-month periods ended
        June 30, 1996 and 1995 (unaudited)                               4

     c)  Consolidated Statements of Cash Flows
        for the nine-month periods ended
        June 30, 1996 and 1995 (unaudited)                               5

     d)  Notes to the Consolidated Financial Statements (unaudited)      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 4.  Submission of Matters to a Vote of Security-Holders             20

Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                               23

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PerSeptive Biosystems, Inc.
                          Consolidated Balance Sheets
                                (in thousands)

                                                                       June 30                      September 30,
                                                                         1996                            1995
                                                                     -------------                   ------------
                                                                      (unaudited)
Assets:
Current assets:
  Cash and cash equivalents                                               $6,686                         $12,215
  Securities available-for-sale                                            9,901                          11,601
  Accounts receivable, net                                                16,428                          17,865
  Inventories, net                                                        22,957                          22,911
  Other current assets                                                     2,170                           1,913
                                                                     -------------                   ------------
    Total current assets                                                  58,142                          66,505

  Fixed assets, net                                                       34,846                          35,584
  Patent and license costs, net                                            6,027                           6,681
  Purchase options, net                                                 -                                  1,959
  Goodwill, net                                                           24,184                          25,144
  Deferred financing costs, net                                            1,014                           1,294
  Other long-term assets                                                     401                           1,042
                                                                     -------------                   ------------
    Total assets                                                        $124,614                        $138,209
                                                                      ============                    ===========

Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable                                                       $12,464                          $9,351
  Accrued expenses                                                        15,718                          16,154
  Advances from PerSeptive Technologies II Corporation                    -                                1,779
  Current portion of deferred revenue                                      1,327                           2,485
  Short-term borrowing                                                     5,097                           3,943
  Accrued purchase cost                                                   -                                3,423
  Current portion of obligations and other current liabilities             2,631                           2,274
                                                                     -------------                   ------------
    Total current liabilities                                             37,237                          39,409
Long-term liabilities:
  Convertible subordinated notes                                          27,230                          27,230
  Long-term debt                                                           5,577                           3,170
  Capital lease obligations, less current portion                            973                           2,159
  Deferred revenue and other liabilities, less current portion               817                           1,134
                                                                     -------------                   ------------
    Total long-term liabilities                                           34,597                          33,693

Stockholders' equity:
  Redeemable convertible preferred stock                                  27,538                          25,992
  Common stock                                                               172                             140
  Additional paid-in capital                                             131,611                         111,372
  Accumulated deficit                                                   (104,629)                        (72,566)
                                                                     -------------                   ------------
                                                                          54,692                          64,938
  Cumulative translation adjustment                                       (1,816)                            225
  Unrealized loss on investments                                             (96)                           -
  Deferred compensation                                                   -                                  (56)
                                                                     -------------                   ------------
    Total stockholders' equity                                            52,780                          65,107
                                                                     -------------                   ------------
    Total liabilities and stockholders' equity                          $124,614                        $138,209
                                                                      ============                    ===========

The accompanying notes are an integral part of these financial statements.

                          Perseptive Biosystems, Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                        Three months ended                    Nine months ended
                                                             June 30,                             June 30,
                                                 ---------------------------------       ------------------------------
                                                       1996               1995              1996              1995
                                                 ---------------      ------------       ----------      --------------
Revenue:
   Product revenue                                    $  18,170         $  17,778        $  56,601           $  50,262
   Contract revenue                                        -                5,020           10,101              15,014
                                                 ---------------      ------------       ----------      --------------
                                                         18,170            22,798           66,702              65,276
                                                 ---------------      ------------       ----------      --------------

Cost of goods sold:
   Cost of product revenue                                9,165             8,400           27,865              24,066
   Cost of contract revenue                             -                   4,261            8,571              12,737
   Other charges                                        -                  -                 4,837              -
                                                 ---------------      ------------       ----------      --------------
                                                          9,165            12,661           41,273              36,803
                                                 ---------------      ------------       ----------      --------------
       Gross profit                                       9,005            10,137           25,429              28,473

Operating Expenses:
   Research and development                               4,450             1,537            7,720               5,347
   Selling, general and administrative                    9,865             8,164           30,512              24,139
   Other charges                                        -                  15,459           13,496              15,459
   Amortization                                             320               778            1,838               2,366
                                                 ---------------      ------------       ----------      --------------
                                                         14,635            25,938           53,566              47,311
                                                 ---------------      ------------       ----------      --------------
       Loss from operations                              (5,630)          (15,801)         (28,137)            (18,838)
                                                 ---------------      ------------       ----------      --------------

Other expense:
   Interest expense, net                                   (768)             (366)          (2,190)             (1,138)
   Other expense, net                                       (79)              (82)             (90)               (119)
                                                 ---------------      ------------       ----------      --------------

Loss before provision for income taxes                   (6,477)          (16,249)         (30,417)            (20,095)

Provision for income taxes                              -                  -                   100              -
                                                 ---------------      ------------       ----------      --------------

Net loss                                                 (6,477)          (16,249)         (30,517)            (20,095)
                                                  ==============       ===========        =========       =============


Net loss per common share                                ($0.40)           ($1.38)          ($2.08)             ($1.81)
                                                  ==============       ===========        =========       =============


Weighted average common shares outstanding               17,357            12,297           15,412              12,220
                                                  ==============       ===========        =========       =============

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




                                                    PerSeptive Biosystems, Inc.
                                               Consolidated Statements of Cash Flows
                                                          (in thousands)
                                                            (unaudited)

                                                                              Nine months ended
                                                                                    June 30,
                                                                    ------------------------------------------
                                                                           1996                   1995
                                                                    --------------------  --------------------

Cash flows from operating activities:
   Net loss                                                                  ($ 30,517)             ($ 20,095)
   Adjustments to reconcile net loss to net cash
     used in operating activities, net of acquired amounts:
       Depreciation and amortization                                             7,846                  7,488
       Non-cash portion of other charges                                        17,261                 15,459
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                1,037                 (2,680)
       Decrease (increase) in inventories                                       (4,326)                 3,227
       Increase in other current assets                                           (257)                   -
       Decrease (increase) in other assets                                         557                 (1,895)
       Increase (decrease) in accounts payable                                   3,113                 (3,556)
       Decrease in accrued expenses                                             (5,857)                (1,520)
       Decrease in other liabilities                                            (3,254)                   (82)
                                                                    --------------------  --------------------
  Net cash used in operating activities                                        (14,397)                (3,654)
                                                                    --------------------  --------------------

Cash flows from investing activities:
   Purchase of fixed assets, net                                                (8,180)               (15,689)
   Cash and securities available-for-sale acquired from PTC II                  11,851                    -
   Purchase of securities available-for-sale                                   (21,952)               (48,547)
   Proceeds from sale and maturities of securities available-for-sale           23,556                 60,518
   Increase in patents and licenses                                                (27)                (1,151)
                                                                    --------------------  --------------------
  Net cash provided by (used in) investing activities                            5,248                 (4,869)
                                                                    --------------------  --------------------

Cash flows from financing activities:
   Proceeds from capital lease financing                                           306                  5,000
   Principal payments under capital lease obligations                           (1,135)                  (745)
   Net proceeds from facility financing                                          2,407                  1,266
   Payment of finance costs                                                       (191)                  (161)
   Net proceeds from short-term borrowing                                        1,154                  4,173
   Proceeds from issuance of common stock                                        1,312                    456
                                                                    --------------------  --------------------
  Net cash provided by financing activities                                      3,853                  9,989
                                                                    --------------------  --------------------
Effect of exchange rate changes on cash and cash equivalents                      (233)             -
                                                                    --------------------  --------------------
Increase (decrease) in cash and cash equivalents                                (5,529)                 1,466
Cash and cash equivalents at beginning of period                                12,215                  6,600
                                                                    --------------------  --------------------
Cash and cash equivalents at end of period                                     $ 6,686                $ 8,066
                                                                     ===================   ===================

Supplemental disclosure of cash flow information:
    Interest paid                                                              $ 1,896                $ 1,246

Supplemental disclosure of non-cash investing activities:
    Accretion of Series A Preferred Stock                                      $ 1,546                $ 1,988
    Stock and warrants issued in connection with acquisition of PTC II,
        net of warrants exchanged                                               15,592
    Stock issued to AMI in exchange for remaining acquisition costs              3,423
    Stock acquisition of Perlsis II                                                                     1,870


                            The accompanying notes are an integral part of these financial statements.


           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated balance sheet at June 30, 1996, and the consolidated statements of operations for the three and nine-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that these statements reflect all disclosures and adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. The results of operations for the three and nine-month periods ended June 30, 1996 are not necessarily indicative of the results expected for the year ended September 30, 1996. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended September 30, 1995 and the notes thereto, included in the Company's Annual Report on Form 10-K, as amended.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)    INVENTORIES

Inventories consist of the following (in thousands):

                       June 30, 1996    September 30, 1995
                       -------------    ------------------

Raw material               $ 9,217             $10,838
Work in process              2,277               2,495
Finished goods              11,463               9,578
                           -------             -------

Total inventories          $22,957             $22,911
                           =======             =======

(3)  NET LOSS PER COMMON SHARE

Net loss per common share is determined by dividing net loss, including accretion on preferred stock, by the weighted average common shares outstanding during the period. Accretion on preferred stock was $515,000 and $1,546,000 for the three and nine months ended June 30, 1996 and $662,000 and $1,988,000 for the three and nine months ended June 30, 1995, respectively. All common stock equivalents consisting of options, warrants, contingently issuable shares and shares held in escrow have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

(4)   ACQUISITION OF PERSEPTIVE TECHNOLOGIES II CORPORATION

On November 1, 1995, the Company, PerSeptive Acquisition Corporation ("PAC"), a wholly owned subsidiary of the Company, and PerSeptive Technologies II Corporation ("PTC II") entered into a definitive agreement pursuant to which the Company agreed to an exchange offer for all of the 2,645,000 outstanding units of PTC II followed by a merger of PTC II with PAC. Each PTC II unit consisted of one share of callable common stock of PTC II and one Class E Warrant of the Company, exercisable at $33.00 until December 1998. Effective March 8, 1996, the Company acquired 2,603,125 units of PTC II that were validly tendered and not withdrawn in the exchange offer. The PTC II shareholders, who participated in the exchange offer, exchanged their units for 2,603,125 shares of the Company's common stock and 2,603,125 new Class I Warrants to purchase the Company's common stock, exercisable until August 8, 1997 at an exercise price per share of $13.50. On March 13, 1996, PTC II merged with PAC and became a wholly owned subsidiary of the Company. Each of the remaining 41,875 shares of callable common stock of PTC II not exchanged in the exchange offer were automatically converted into a right to receive one share of the Company's common stock upon the merger of PTC II with PAC. During the quarter ended June 30, 1996, 36,475 rights were exchanged for an equivalent number of shares of the Company's common stock. The total value of the common stock issued in the exchange offer was approximately $16 million based on the market value of the Company's common stock on March 8, 1996. The transaction has been accounted for as a purchase and the Company has recorded an in-process research and development charge of approximately $6.8 million which represents the value of acquired technologies which have not reached commercialization. During the three-month period ended March 31, 1996, the Company recognized research and development revenue from PTC II totaling approximately $5 million.

The following is a summary of the purchase price and the allocation of the purchase price to the net assets acquired, calculated using the closing price of PerSeptive's common stock of $5.875 on March 8, 1996:

Purchase Price:                                                 000's
- ----------------------------------------                       --------

Shares of Common Stock Issued             2,603,125 at $5.875  $15,294
Shares of Common Stock to be Issued       41,875 at $5.875         246
Warrants Issued                           2,603,125 at $0.90     2,343
Warrants Returned                         2,603,125 at $0.88    (2,291)
Estimated Tax Obligation on Interest                             1,000
 Income
Write off of Purchase Option Cost                                1,082
Transaction costs (i)                                            1,620
                                                               -------
    Total purchase price                                       $19,294
                                                               =======



(i) Amount represents the estimated acquisition costs associated with the Transaction which include professional fees, printing costs and regulatory filing fees.

                                                              March 8,
Allocation of the Purchase Price:                               1996
- -------------------------------------                           000's
Net asset values:                                             ---------

    Cash and investments                                       $11,851
    Other current assets                                           693
    Accrued expenses                                               (35)
In-process research and development                              6,785
                                                               -------
       Allocation of consideration                             $19,294
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

Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it could utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

On October 14, 1993, the Company filed suit in the United States District Court for the District of Massachusetts against Pharmacia Biotech, Inc., together with certain of its affiliates, its parent Procordia AB (collectively, "Pharmacia"), and Sepracor, Inc. ("Sepracor"), for willful infringement of certain PerSeptive patents covering the process of Perfusion Chromatography/R/ and the manufacture, sale and use of chromatography particles that enable Perfusion Chromatography (collectively, the "Patents"). This lawsuit seeks to enjoin the defendants from infringing the Patents and asks for treble damages. On October 15, 1993, the Company filed a related action against Sepracor in which the Company claims that Sepracor made false and misleading representations of fact with respect to the Company's products. On October 12, 1993, Pharmacia filed a suit against the Company seeking a declaratory judgment: (i) that Pharmacia's products do not infringe the Patents; and (ii) that the Patents are invalid and unenforceable. The Company believes that this suit lacks merit. This action has been consolidated with PerSeptive's actions in the United States District Court for the District of Massachusetts.

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

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the three Perfusion Chromatography patents, and granting the Defendants' motions for partial summary judgment that inventorship of those patents is improper for failure to name two or more persons as joint inventors. The Court, however, affirmed the Company's inventorship. On March 19, 1996, PerSeptive filed a Motion to Vacate the January 9 order and requested the Court to conduct an evidentiary hearing pursuant to 35 U.S.C. (S) 256 to determine whether the patents can and should be corrected by adding additional alleged inventors and, among other issues, if the patents can be corrected, whether the alleged additional inventors should be estopped from asserting any rights on account of their never having claimed to have been inventors, among other factors. On April 29, 1996, the Court denied the Motion to Vacate. An evidentiary hearing on the inventorship issue was conducted in May and June of 1996. Post-hearing submissions were filed by the parties in July 1996 and closing arguments were heard by the Court on August 8, 1996. The Company has preserved its rights of appeal on a number of issues, including the Court's January 9, 1996 order that inventorship of the patents was improper for failure to name additional persons as joint inventors. The Company intends to vigorously pursue the litigation.

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

(8)  TRANSACTION WITH CHEMGENICS

Effective June 28, 1996 the Company completed a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.) in which the Company transferred certain assets and employees of the Company's drug discovery program and entered into a license agreement, licensing the Company's technology in the field of drug discovery to ChemGenics in exchange for shares of ChemGenics Common Stock equal to 40% of its fully diluted capital stock, plus warrants to purchase, for a period of four years, additional shares of Common Stock at $5.00 per share equal to 10% of such fully diluted amount. The transaction was accounted for under the equity method. The book value of the assets transferred was not significant. The transaction will combine the Company's proprietary technology in the field of drug discovery with ChemGenics' gene technologies.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenue for the three months ended June 30, 1996 was $18,170,000 compared with $22,798,000 for the comparable 1995 period. The decrease in total revenue is attributable to the elimination of contract revenue previously recorded in connection with the Company's development efforts on behalf of PTC-II, following the acquisition of PTC-II during the quarter ended March 31, 1996. Product revenue totaled $18,170,000 and $17,778,000 for the three months ended June 30, 1996 and 1995, respectively. The growth in product revenue is attributable to continued growth in the analysis product line and further expansion of the Company's products into the European and Japanese market place.

Gross profit from product and related revenue for the three months ended June 30, 1996 and 1995 was $9,005,000 and $9,378,000, respectively. Gross margin from product and related revenue was 50% during the three months ended June 30, 1996 as compared to 53% during the same period in the prior year. The decrease in gross margin is primarily attributable to unfavorable overhead absorption resulting from efforts to control the level of product inventory on hand and the existence of excess manufacturing capacity established to support future revenue growth as well as the absence of any significant revenue in the current period from non-recurring license fees which were reported in the prior comparable period. This decrease in gross margin is net of benefits realized from the sale of certain products during the three-month period ended June 30, 1996 for which specific reserves had been established during the three-month period ended March 31, 1996.

Research and development expenses for the three months ended June 30, 1996 amounted to $4,450,000, or 24% of product and related revenue, as compared with $1,537,000, or 9% of product and related revenue for the comparable period in the prior year. The increase is primarily due to the elimination of research and development funding previously received from PTC II. Actions have been taken to control the level of research and development expense actually incurred following the acquisition of PTC II by the Company. This has been accomplished, in part, through the recently announced restructuring program that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Although management intends to pursue commercialization opportunities and alliances in order to obtain value from the technology acquired from PTC II, the Company continues to evaluate the scope and direction of the various programs. However, there is no assurance that funding sources and/or third party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

Selling, general and administrative expenses amounted to $9,865,000, or 54% of product and related revenue, during the three months ended June 30, 1996, as compared with $8,164,000, or 46% of product and related revenue during the comparable period in the prior year. The increase in the aggregate spending level in the three-month period ending June 30, 1996 as compared to the comparable prior year period is attributable to continued investment in the sales and marketing organizations and marketing and promotional activities to support the Company's new product offerings.

During the three months ended June 30, 1995 the Company recorded a charge of approximately $15.5 million related primarily to the shareholder settlement that received final court approval in September 1995 and an in-process research and develoment charge recorded in connection with the purchase of all of the outstanding stock of PerIsis II, an independent research and development company established in March 1993.

Net interest expense was $768,000 during the three-month period ended June 30, 1996, as compared with $366,000 during the comparable period in the prior year. This increase is primarily attributable to higher interest expense incurred during the period ended June 30, 1996 as a result of an increase in current year short-term and long-term borrowings and capital lease agreements as well as lower interest income due to a lower average cash and investments balance maintained during the three months ended June 30, 1996 as compared to the comparable period in the prior year.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenue for the nine months ended June 30, 1996 was $66,702,000, as compared with $65,276,000 for the comparable period in the prior year. Product revenue totaled $56,601,000 and $50,262,000 for the 1996 and 1995 periods, respectively. The growth in product revenue is attributable to continued sales growth in both the purification and analysis product lines and the further expansion of the Company's products into the European and Japanese market place. The decrease in contract research revenue is attributable to the elimination of revenue derived from contract research activities undertaken pursuant to the Development Agreement between PTC II and the Company, which was terminated following the acquisition of PTC II by the Company in March 1996 (see Note 4 to the Consolidated Financial Statements).

Gross profit from product and related revenue for the nine-months ended June 30, 1996 and 1995 was $28,736,000 and $26,196,000, respectively. Gross margin from product and related revenue was 51% during the nine-months ended June 30, 1996 as compared to 52% during the same period in the prior year. This decrease in gross margin on product and related revenues is primarily attributable to changes in product mix and unfavorable overhead absorption resulting from efforts to control the level of product inventory on hand and the existence of excess manufacturing capacity established to support future revenue growth.

Included in cost of goods sold for the nine months ended June 30, 1996 are other charges totaling $4.8 million. These charges represent provisions to write-off inventory and other assets associated with discontinued products as well as the repositioning of certain products within the purification, analysis, and chemical product lines.

Research and development expenses were $7,720,000, or 14% of product and related revenue, during the nine months ended June 30, 1996 as compared with $5,347,000, or 11% of product and related revenue in the comparable 1995 period. The increase in research and development expense is attributable to the elimination of research and development funding previously received from PTC II which was acquired by the Company in March 1996.

Selling, general and administrative expenses were $30,512,000 in the nine-month period ended June 30, 1996, as compared with $24,139,000 in the comparable period in the prior year. The increase in the aggregate spending level in the nine-month period ending June 30, 1996 as compared to the comparable prior year period is attributable to continued investment in the sales and marketing organizations and marketing and promotional activities to support the Company's new product offerings.

During the nine months ended June 30, 1996, the Company recorded other charges of $13.5 million. The Company completed the acquisition of PTC II and took certain actions to identify the research and development programs, previously funded by PTC II, which would be discontinued. As a result of these actions the Company recorded other charges totaling $10.1 million. The PTC II charge includes $6.8 million for in-process research and development, $2.2 million related to the write-down of fixed assets previously used to support the contract research and development activities related to PTC II and $1.1 million of severance costs, principally wages and benefits for terminated employees, resulting from the discontinuation of certain research programs and other headquarters support functions. The remaining $3.4 million of other charges represent accrued legal costs primarily related to the Company's ongoing legal enforcement of its patents and certain other miscellaneous charges.

During the nine months ended June 30, 1995 the Company recorded a charge of approximately $15.5 million related primarily to the shareholder settlement that received final court approval in September 1995 and an in-process research and development charge recorded in connection with the purchase of all of the outstanding stock of PerIsis II, an independent research and development company established in March 1993.

Net interest expense was $2,190,000 during the nine-month period ended June 30, 1996, as compared with $1,138,000 during the comparable period in the prior year. This increase is primarily attributable to higher interest expense incurred during the nine-month period ended June 30, 1996 as a result of an increase in current year short-term and long-term borrowings and capital lease agreements as well as lower interest income due to a lower average cash and investments balance maintained during the nine months ended June 30, 1996 as compared to the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments at June 30, 1996 were $16,587,000 as compared to $23,816,000 at September 30, 1995. Expenditures of cash and investments during the nine-month period ended June 30, 1996 primarily related to the funding of capital programs of $8.1 million and operational requirements of $14.4 million. These expenditures were offset by the receipt of cash and investments of $11.9 million from PTC II as a result of the acquisition. Cash expenditures for capital programs, primarily related to the construction of the Company's new manufacturing facility in Hamburg, Germany, were partially funded by $2.6 million from various financing facilities obtained by the Company during the prior fiscal year. In addition, additional short-term borrowings were used to fund operational needs. Net proceeds from short-term financings during the nine-month period ending June 30, 1996 were $1.2 million. Management anticipates additional cash usage relating to various factors including, but not limited to a semi-annual interest payment due on the 8 1/4% convertible subordinated notes, and cash requirements associated with capital expenditures, patent enforcement actions, working capital and operational needs.

The Company believes that its capital resources are sufficient to fund its planned operations through the end of fiscal 1996. The Company believes that additional financing will be required for the development of some of its future planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will in general depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the success of cost containment initiatives, the competitive environment and the growth in the Company's business, which may cause the Company's actual future capital resources to differ materially, notwithstanding the forward-looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. The Company is actively seeking to raise additional capital through equity or debt financing in the near future or to enter into corporate partnering arrangements. However, there can be no assurance that the Company will be able to successfully raise additional capital at acceptable terms, and any failure to do so could have adverse consequences on planned future product introductions and the Company's growth and operations.

TRANSACTION WITH CHEMGENICS

Effective June 28, 1996 the Company completed a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.) in which the Company transfered certain assets and employees of the Company's drug discovery program and entered into a license agreement, licensing the Company's technology in the field of drug discovery to ChemGenics in exchange for shares of ChemGenics Common Stock equal to 40% of its fully diluted capital stock, plus warrants to purchase, for a period of four years, additional shares of Common Stock at $5.00 per share equal to 10% of such fully diluted amount. The transaction was accounted for under the equity method. The book value of the asets transferred was not significant. The transaction will combine the Company's proprietary technology in the field of drug discovery with ChemGenics' gene technologies. The Company does not expect to recognize any significant impact from this transaction in its results of operations or cash flows in the near term.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Potential Downward Fluctuations in Operating Results. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of biopharmaceutical development and commercialization programs of the Company's customers, the timing of increased research and development and sales and marketing expenses, the timing and size of orders, the introduction of new products by the Company and the capital resources of the Company's customers. The Company's current and planned expense levels are based in part on its expectations as to future revenue.
Consequently, revenue or profits may vary significantly from quarter to quarter or year to year, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

History of Operating Losses and Uncertainty of Future Profitability.  To date,
the Company has not achieved profitability in any fiscal year.   There can be no
assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

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

Additional Financing Requirements. The Company believes additional long-term financing will be required for the development of some of its future planned product introductions and to support its planned operations and capital expenditures in its core business relating to the purification, analysis and synthesis of biomolecules. The Company is actively seeking to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurances that this funding will be made available or that acceptable terms will be reached (see related discussion in Liquidity and Capital Resources section above).

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

Pending Governmental Investigation. Since November 1994, the Securities and Exchange Commission (the "SEC") has been conducting an investigation into certain financial matters of the Company. If, after completion of its investigation, the SEC finds that violations of the federal securities laws have occurred, the SEC has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The SEC may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. The Company has been cooperating fully with the investigation. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company (see "Legal Proceedings").

Intense Competition and Risk of Technological Obsolescence. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or non-competitive.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

1. Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it could utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information variously from officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of this investigation, or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

2. On October 14, 1993, the Company filed suit against Pharmacia Biotech, Inc., a New Jersey corporation, together with certain of its affiliates and their parent Pharmacia AB, a Swedish corporation (collectively, "Pharmacia"), and Sepracor Inc., a Delaware corporation ("Sepracor"), in the United States District Court for the District of Massachusetts (Civil Action No. 93-12237-PBS) for willful infringement of the Company's US Patents Nos. 5,019,270 and 5,228,989 (collectively, the "Patents") covering the process of Perfusion Chromatography and the manufacture, sale and use of chromatography particles that enable Perfusion Chromatography. This lawsuit seeks to enjoin the defendants from infringing the Patents and asks for treble damages. On October 15, 1993, the Company filed a related action against Sepracor in the United States District Court for the District of Massachusetts (Civil Action No. 93-12249-PBS) in which the Company claims that Sepracor has made false and misleading representations of fact with respect to the Company's products in violation of applicable state and federal law. On October 12, 1993, as a result of prior correspondence with the Company, Pharmacia filed a suit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 93-4450 (HAA)) seeking a declaratory judgment: (i) that Pharmacia's products do not infringe the Patents and (ii) that the Patents are invalid and unenforceable.

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

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the three Perfusion Chromatography patents, and granting the Defendants' motions for partial summary judgment that inventorship of those patents is improper for failure to name two or more persons as joint inventors. The Court, however, affirmed the Company's inventorship. On March 19, 1996, PerSeptive filed a Motion to Vacate the January 9 order and requested the Court to conduct an evidentiary hearing pursuant to 35 U.S.C. (S) 256 to determine whether the patents can and should be corrected by adding additional alleged inventors and, among other issues, if the patents can be corrected, whether the alleged additional inventors should be estopped from asserting any rights on account of their never having claimed to have been inventors, among other factors. On April 29, 1996, the Court denied the Motion to Vacate. An evidentiary hearing on the inventorship issue was conducted in May and June 1996. Post-hearing submissions were filed by the parties in July 1996 and closing arguments were heard by the Court on August 8, 1996. The Company has preserved its rights of appeal on a number of issues, including the Court's January 9, 1996 order that inventorship of the patents was improper for failure to name additional persons as joint inventors.

The Company may incur substantial additional expenses relating to these lawsuits. There can be no assurance that the outcome of the litigation will not have a material adverse effect on the Company. The Company intends to continue vigorously pursuing this litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Company held an Annual Meeting of Stockholders (the "Meeting") on May 6, 1996.

(b)  Not Applicable.

(c)  The following matters were voted on at the Meeting:

        1. To elect two members to the Board of Directors to serve for a three-year term as Class II Directors.

        2. To consider and act upon the issuance of certain shares of the Company's Common Stock issued and issuable upon redemption of the Company's Series A Redeemable Convertible Preferred Stock, $.01 par value per share, which was issued to Millipore Corporation and an affiliate ("Millipore") as part of the consideration paid by the Company in the 1994 acquisition of the Company's synthesis products business from Millipore.

        3. To consider and act upon an amendment to the Company's 1992 Stock Plan (the "Plan") increasing the number of shares of Common Stock available for issuance under the Plan from 2,900,500 to 3,585,550.

        4. To consider and act upon an amendment to the Company's 1992 Non-Employee Director Stock Option Plan (the "Director Plan") increasing the annual grant under the Director Plan from 1,500 to 7,500 shares of the Company's Common Stock.

        5. to ratify the selection of the firm of Coopers & Lybrand L.L.P. as auditors for the fiscal year ending September 30, 1996.

Edwin M. Kania, Jr. was elected to the Board of Directors to serve for a three-year term as a Class II Director with 10,459,939 shares voting for and the votes of 1,278,827 shares withheld. There were no abstentions or broker non-votes.

William F. Pounds was elected to the Board of Directors to serve for a three-year term as a Class II Director with 10,459,794 shares voting for and the votes of 1,278,972 shares withheld. There were no abstentions or broker non-votes.

The issuance of shares of the Company's Common Stock issued and issuable upon redemption by Millipore of the Company's Series A Convertible Preferred Stock was approved with 7,891,890 shares voting for, 474,267 shares voting against and 38,936 shares abstaining. There were 3,333,673 broker non-votes.

The amendment to the Plan increasing the total number of shares of the Company's Common Stock reserved for issuance under the Plan from 2,900,500 to 3,585,550 was approved with 8,447,644 shares voting for, 3,210,143 shares voting against and 30,754 shares abstaining. There were 50,225 broker non-votes.

The amendment to the Director Plan increasing the annual grant issuance under the Director Plan from 1,500 to 7,500 was approved with 10,161,582 shares voting for, 1,502,584 shares voting against and 25,975 shares abstaining. There were 48,625 broker non-votes.

The selection of Coopers & Lybrand L.L.P. as the Company's auditors for the fiscal year ending September 30, 1996 was approved with 11,638,672 shares voting for, 25,184 shares voting against and 46,910 shares abstaining. There were 28,000 broker non-votes.

(d)     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


        None.


(b)     Reports on Form 8-K

        Current Report on Form 8-K dated June 28, 1996 relating to the license of certain technology to ChemGenics Pharmaceuticals, Inc. in exchange for securities in that company.


           [The remainder of this page is intentionally left blank.]

SIGNATURES
- ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PERSEPTIVE BIOSYSTEMS, INC.


Date:  August 14, 1996                    By: /s/ Noubar B. Afeyan
       ---------------                        ---------------------
                                          Noubar B. Afeyan,
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                          By: /s/ Thomas G. Ruane
                                              -------------------
                                          Thomas G. Ruane, Senior Vice
                                          President and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)