Form 10-K
period 1996-09-30
PERSEPTIVE BIOSYSTEMS INC
filed 1996-12-27
CIK 859640

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                For the fiscal year ended:  September 30, 1996.
                                      OR
   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
          For the transition period from ___________ to ___________.
                        Commission File Number: 0-20032

                          PERSEPTIVE BIOSYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      04-2987616
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)



       500 Old Connecticut Path                             01701
       Framingham, Massachusetts                         (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (508) 383-7700
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share
              Class E Warrants to purchase shares of Common Stock
              Class G Warrants to purchase shares of Common Stock
              Class I Warrants to purchase shares of Common Stock
         Series B Junior Participating Preferred Stock Purchase Rights
                               (Title of class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          Aggregate market value, as of December 10, 1996, of Common Stock held by non-affiliates of the Company: $137,569,377 based on the last reported sale price on The Nasdaq National Market.

          Number of shares of Common Stock outstanding at December 10, 1996:
21,360,690

                      DOCUMENTS INCORPORATED BY REFERENCE

          The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1996. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.
================================================================================

ITEM 1. BUSINESS

Overview

        PerSeptive Biosystems, Inc. develops, manufactures and markets an integrated line of proprietary advanced instrumentation systems and consumable products for the purification, analysis and synthesis of biomolecules. The Company's enabling products are used in the life sciences industry to significantly reduce the time and costs required for the discovery, development and manufacture of novel pharmaceutical products. The Company's current and planned products are based on its patented core technologies in the fields of chromatography, immunoassay, biological mass spectrometry, solid-phase synthesis and microfluidic assay devices. Unless the context otherwise requires, all references to "PerSeptive" or the "Company" are to PerSeptive Biosystems, Inc. and its subsidiaries./1/

Recent Developments

        Acquisition of PerSeptive Technologies II Corporation. In March 1996, the Company completed its acquisition of PerSeptive Technologies II Corporation ("PTC-II"), which was organized in 1993 to accelerate research and development of the application of PerSeptive's core technologies to certain commercial opportunities in large life science markets. See "--Business Development--PTC-II". Following the successful completion of an exchange offer for the 2,645,000 outstanding units of PTC-II, the Company acquired 2,603,125 of such units. The PTC-II shareholders who participated in the exchange offer exchanged their units for 2,603,125 shares of PerSeptive's Common Stock, $.01 par value per share ("Common Stock"), and 2,603,125 new Class I Warrants to purchase PerSeptive Common Stock exercisable until August 8, 1997 at an exercise price per share of $13.50. On March 13, 1996, PTC-II became a wholly owned subsidiary of the Company. Each of the remaining 41,875 shares

-----------------------
/1/ AutoPilot(R), BioCAD(R), BioMag(R), Biosearch(R), CytoFluor(R), MemSep(R), Perfusion Chromatography(R), PerSeptive Biosystems(R), POROS(R), RPM(R), SelfPack(R) and TiterZyme(R), are registered trademarks of the Company. Biospectrometry(TM), Capillary-Perfusion(TM), ConSep(TM), DEcode(TM), Delayed Extraction Technology(TM), Expedite(TM), GeneSpectrometry(TM), ImmunoDetection(ID)(TM), INTEGRAL(TM), InterPlate(TM), MemSyn(TM), Oligo R3(TM), OligoPak(TM), PEG-PS(TM), PepMap C18(TM), PinPoint(TM), Pioneer(TM), Poroszyme(TM), Rational Surface Design(TM), SCOUT(TM), Sequazyme(TM), SPRINT(TM), TiterFluor(TM), TiterScreen(TM), VISION(TM), Voyager-DE(TM), and Voyager(TM) are trademarks of the Company. Microsoft(R) and Windows(R) are registered trademarks of Microsoft Corporation. LifeSeq(TM) is a trademark of Incyte Pharmaceuticals Inc. Any other trademarks or trade names used in this Report are the property of their respective owners.

of callable common stock of PTC-II not exchanged in the exchange offer were automatically converted into a right to receive one share of the Company's Common Stock. The total value of the Common Stock issued in the exchange offer was approximately $16 million based on the market value of the Common Stock on March 8, 1996. The Company recorded an in-process research and development charge of approximately $6.8 million which represents the value of acquired technologies which have not reached commercialization.

        ChemGenics Transaction. In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals Inc. ("ChemGenics") (formerly, Myco Pharmaceuticals Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of ChemGenics' common stock, $.001 par value per share ("ChemGenics Common Stock") and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. The warrants are exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company is subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics Common Stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company currently holds approximately 34% of the outstanding capital stock of ChemGenics, and warrants which, if exercised, would increase the Company's holdings to approximately 47% (of which, warrants sufficient to increase the Company's holdings to approximately 40% are currently exercisable). On December 19, 1996, ChemGenics announced that it had filed a registration statement with the Securities and Exchange Commission ("SEC") for the initial public offering of ChemGenics Common Stock.

        ChemGenics is a drug discovery company that applies its two complementary technology platforms, Drug Discovery Genomics and Advanced Drug Selection Technologies, two key rate-limiting steps in identifying new drugs. These rate-limiting steps are the translation of genomic information into novel drug targets and the selection and identification from sources of chemical diversity of drug leads that interact with drug targets. ChemGenics' Drug Discovery Genomics platform includes proprietary gene technologies and expertise in microbial model systems used to determine the function of genes and to prioritize drug targets. ChemGenics' Advanced Drug Selection Technologies combine the steps of drug screening, chemical selection and structural analysis into an integrated process designed to identify drug leads faster than conventional methods. These technology platforms are used with ChemGenics' growing drug source of 50,000 chemical-producing fungi collected worldwide. The breadth of ChemGenics' technology platforms allows it to pursue multiple pharmaceutical and biotechnology alliances, such as its alliances with Pfizer, Inc., which could provide over $50 million in equity, research funding and development milestone payments, plus potential royalties, and with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, which provides for up to $70 million in equity, research funding and development milestone payments, plus potential royalties.

        Any statements which are not historical facts contained in this Annual Report on Form 10-K, including without limitation projections or statements concerning use and success of technology, progress of programs, completion, timing and benefits of development programs, liquidity, suitability of products for specific applications, product performance, advantages or significance of technology, benefits and results of acquisitions, collaborations and strategic and other alliances, and improvements to operating and other results, are forward-looking statements that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, the results of governmental proceedings, competitive products, risks in product and technology development, the results of financing efforts, the ability to exploit technologies, the ability to complete transactions, and other risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this Annual Report, as well as in the Company's other Securities and Exchange Commission filings. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

GLOSSARY OF TERMS


Analytes.....................  the target molecules to be measured in diagnostic tests.

Amino acids..................  a group of chemical compounds that are the basic structural units of all proteins and peptides.

Antibody.....................  a protein molecule capable of binding to an antigen.

Antigen......................  a molecule, typically a portion of a protein, that is recognized by the immune system as a foreign substance.

Assay........................  analysis for one or more specific components.

Biomolecules.................  molecules that have biological activity or are derived from biological sources, such as proteins, peptides, oligonucleotides and genes.

Biopharmaceuticals...........  therapeutic drugs that are biomolecules.

Bioseparations...............  a means of extracting a biomolecule from a mixture of biomolecules for the purpose of purification or analysis.

Biospectrometry..............  an analytical technique used to detect and measure biomolecules based on their molecular weight.

Chemiluminescence detection..  an analytical method for detecting biomolecules using light-generated by a chemical reaction.

Cholesterol..................  a type of lipid found in cell membranes: high cholesterol levels in circulating blood have been linked to atheroschlerosis (accumulation of fatty tissue on the lining of the arteries), coronary heart disease and stroke.

Chromatography...............  as used in this Report, liquid chromatography, which is a method of separating biomolecules for purification and analysis by binding them to the internal surfaces of porous particles.

Chromatography skid..........  a portable, skid-mounted chromatography system designed for pilot and production scale
                               purification of biomolecules.

Clinical diagnostics.........  the testing of samples derived from body fluids.

Diffusion....................  random molecular motion.

DNA..........................  deoxyribonucleic acid, strands of nucleic acids that contain genetic coding instructions.

Electrophoresis..............  an analytical technique that separates molecules based on their differential movement in a solution to which electrical charge has been applied, such differential movement being characteristic of the size and charge of the molecule.

ELISA immunoassays...........  Enzyme Linked ImmunoSorbent Assays: i.e. assays that use enzymes linked to antibodies to detect antigens.

Enzymes......................  biomolecules that have a catalytic effect on chemical reactions.

Fluorogenic..................  a non-fluorescent substrate for an enzyme that when acted on by an enzyme induces fluorescence.

Fluorescent assay............  an assay using a very sensitive fluoregenic substrate to detect and measure enzyme activity in living cells.

Genomic(s)...................  relating to genes encoded by DNA; used in connection with the process of identifying the sequence of nucleotides in DNA-encoded genes.

HPLC.........................  high performance liquid chromatography, a predominantly analytical chromatography technique in which liquid samples are forced to flow through columns using high pressure.

Immunoassay..................  a laboratory procedure that uses an antibody reagent to detect the presence of a target biomolecule based on its specific binding to such antibody reagent.

ImmunoDetection..............  an immunoassay technique that can be performed with antibodies in a flow-through cartridge format.

In vitro.....................  refers to laboratory measurements or tests carried out in test tubes, microtitre plates and similar devices.

Magnetic separation..........  a separation method in which a target is labeled with specific surface binding molecules which have magnetic properties, via iron groups and then separated by attraction to a magnetic field.

Mass spectrometry............  an analytical technique used to identify chemical compounds by their mass-to-charge ratio.

MALDI-TOF....................  Matrix Assisted Laser Desorption Ionization Time
                               of Flight Mass spectrometry systems for analyzing the mass of proteins, peptides, and DNA molecules based on measuring the time of flight of charged molecules, where small molecules fly faster than large molecules.

Microfluidic assay devices...  an automated instrument designed to perform assays at microscopic scale using capillaries not much larger than human hairs and requiring 5-10 ul sample volumes instead of 50-10,000 ul volumes.

mRNA.........................  messenger ribonucleic acid, the form of RNA in a cell which transfers genetic information from a DNA molecule to the ribosome used in the production of peptides and protein chains.

Nucleotides..................  building blocks of nucleic acids, each of which consists of one of four different bases along with sugar and phosphate groups to which each base is attached.

Oligonucleotide..............  a short strand of DNA or RNA.

Peptide......................  a fragment of a protein consisting of at least two amino acids.

Peptide synthesis............  the combining of short chains of amino acids, called peptides, ranging in length from 20 to 60 amino acids.

Perfusion Chromatography.....  a liquid chromatography technique in which liquid flows through and around chromatographic particles to increase the rate at which separations occur.

Phosphoramidites.............  a family of nonnatural, organic molecules used to synthesize RNA and DNA oligomers (molecules).

PNA..........................  peptide nucleic acid, a synthetic DNA analog of a
                               DNA molecule that can be used as a probe with higher affinity and specificity than traditional DNA and RNA probes.

Protein......................  chains of amino acids linked by peptide bonds and often folded in various ways based on the sequence of amino acids.

Rational Surface Design......  a technique for the creation of a non-biological, synthetic surface to which target biomolecules bind with the high specificity of antibodies.

Reagents.....................  consumable products that are active ingredients in scientific experiments and clinical
                               diagnostics.

Ribosome.....................  any of several minute particles composed of protein and RNA.

RNA..........................  ribonucleic acid, chains of nucleic acids that transport and translate genetic instructions encoded in DNA.

RPM..........................  a real-time, on-line product monitoring system for the measurement of biomolecule purity, concentration and product consistency.

Solid-phase synthesis........  chemical synthesis of molecules using an organic or inorganic substrate in either a bead, membrane or other matrix configuration.

Substrate....................  a substance acted upon by an enzyme.

Industry Background

Biopharmaceutical Product Development and Manufacture

        The identification, development and manufacture of a biopharmaceutical product involve a number of interdependent stages that generally overlap in time. In the discovery stage, scientists isolate and identify a candidate biomolecule with potential therapeutic applications and analyze its physical, chemical and biological characteristics. This can involve the synthesis of multiple compounds to create a library of potential molecules from which certain promising drug candidates are isolated. Next, a biopharmaceutical company must develop an effective means of producing and purifying small quantities of the target biomolecule for testing. Generally, cells are genetically engineered to produce the target biomolecule. These engineered cells, however, produce only small quantities of the desired biomolecule compared to the volume of culture medium in which the cells are grown. For example, one liter of culture medium containing mammalian cells engineered to produce a biopharmaceutical protein may yield only milligrams of purified protein.

        After the therapeutic potential of a biomolecule has been established by preclinical testing, the biopharmaceutical company must complete three interrelated development programs. First, it conducts clinical trials (in three phases) to evaluate the safety and efficacy of the biopharmaceutical in humans. Second, the biopharmaceutical company must develop a manufacturing process to produce increasing amounts of the pure biopharmaceutical as the product passes through each phase of clinical testing and into commercial manufacture. Third, the company must develop commercial-scale manufacturing capacity with the appropriate quality control and quality assurance programs to ensure that the commercial product is of sufficient purity and consistent quality. In each case, the U.S. Food and Drug Administration (the "FDA") either reviews purification and analysis procedures directly or reviews data derived from those procedures as part of the overall biopharmaceutical approval process.

        Once approved by the FDA for commercial sale, the biopharmaceutical must continue to be produced in a highly purified form with constant quality control and quality assurance monitoring. Significant changes in the manufacturing process, including purification, are subject to FDA review.

Synthesis, Purification and Analysis

        A variety of synthesis, purification and analysis procedures are conducted in each stage in the discovery, development and production of a biopharmaceutical product. Synthesis involves the creation and replication of multiple compounds that can be identical or subtly differentiated by as little as one amino acid. Purification involves the isolation and separation of a target biomolecule from other substances, such as contaminants, without destroying the biological activity of the biomolecule. Analysis involves techniques used to measure the quantity of a biomolecule, to identify its biological characteristics and to assess the nature and quantity of contaminants. The synthesis, purification and analysis of biopharmaceuticals, especially proteins, is generally more difficult than for conventional drugs. Only very small amounts of the target biomolecule are produced in large volumes of cell culture medium containing many different kinds of contaminants. In addition, biopharmaceuticals are often fragile molecules that can easily lose their biological activity if subjected to excessive physical or chemical forces during purification. Finally, the contaminants that must be identified by analysis and removed by purification are often biomolecules that are similar in structure to the target biomolecule and are consequently difficult to separate. The purification process must produce target biopharmaceuticals that are typically at least 99.9% pure, because contaminants can be harmful if administered internally to humans.

Conventional Separations and Analysis Technologies

        The biopharmaceutical industry today relies primarily on purification and analysis technologies developed 10 to 20 years ago for small-scale research use in biochemistry laboratories. Purification techniques are, in order of increasing efficiency: centrifugation, membrane filtration and chromatography. Efficiency in purification is the speed of the technique in separating the target biomolecule from contaminants without loss of or damage to the biomolecule. Analysis techniques are, in order of increasing sensitivity: electrophoresis, chromatography and immunoassay. Sensitivity in analysis is the effectiveness of the technique in detecting very small amounts of one specific biomolecule in a mixture of other substances. The preferred technique for the purification of biomolecules is chromatography. Chromatography and immunoassay are the preferred methods for biomolecule analysis.

        Chromatography. Chromatography is a method of separating biomolecules by binding them to surfaces of porous particles (chromatography media) contained in columns. Active chemical coatings may be applied to the internal surfaces of these particles to bind selectively with biomolecules of interest. These coatings determine performance factors, including degree of purification and percentage of product recovery. Chromatography column volumes range from less than one milliliter to more than 1,000 liters. A liquid mixture containing the target biomolecule and contaminants is pumped into the top of the column. As the mixture flows through the column, the target biomolecules move by diffusion (random molecular motion) and bind to the surfaces of the pores in the particles. A series of chemical washes are used to remove contaminants and collect the target biomolecules in a purified form. When used for analysis, chromatography also employs a detector to measure the concentration of each component as it exits the column. There are two methods of chromatography used for biomolecule separations: liquid chromatography ("LC") and high performance liquid chromatography ("HPLC").

        Conventional liquid chromatography is a slow process and previous attempts to accelerate its performance have resulted in a reduction in separation performance and capacity. Speed in conventional chromatography is limited by the rate at which biomolecules diffuse into the pores of particles and bind to their surfaces. The relatively large size of biomolecules causes them to diffuse slowly, especially within the confines of the porous network of conventional chromatography particles. Conventional LC purifications usually require two to five hours to complete and, in commercial-scale applications, can require 12 hours or more. For example, a commercial-scale purification of 200 grams of monoclonal antibodies from 4,000 liters of cell culture may require 100 hours and three or more separate purification steps to complete.

        High performance liquid chromatography uses smaller diameter particles and higher pressure within the column than are used with conventional LC to reduce the time required to complete a separation. Consequently, a typical HPLC separation can be completed in 30 to 60 minutes. HPLC is widely used for the analysis of biomolecules, but it is infrequently used for commercial-scale purification of biomolecules because of cost and safety concerns related to pumping mixtures through large columns at high pressures.

        Immunoassay. Immunoassays are laboratory procedures that use an antibody reagent to detect the presence of a specific biomolecule and are conventionally performed in shallow reservoirs contained in plastic devices known as microtitre-well plates. During an immunoassay, a biological sample containing the targeted biomolecule is first allowed to react with the antibody in a series of processing steps, which usually requires several hours to complete. When added to the sample, a second reagent generates a signal (for example, by fluorescence) proportional to the amount of the biomolecule present. In addition to being relatively slow, conventional immunoassays can have high margins of error, are very labor intensive and are difficult and costly to automate.

PerSeptive's Technologies

        PerSeptive's current and planned products for the purification, analysis and synthesis of biomolecules are based on the following core technologies:

        Perfusion Chromatography. The Company's patented Perfusion Chromatography process and media, which use proprietary flow-through particles, separate biomolecules 10 to 1,000 times faster than conventional LC or HPLC and achieve the same or better levels of purity. Prior to the invention of Perfusion Chromatography, it was generally accepted in the chromatography industry that the slow speed of diffusion was an inherent limitation to the potential speed of chromatography.

        In conventional chromatography, liquid flows around porous particles and biomolecules diffuse slowly from the flowing liquid into pores in those particles where they bind. In contrast, the particles in the Company's Perfusion Chromatography media have two types of pores. One type of pore is a large transecting "throughpore," which permits rapid flow of the liquid through the particles and ready access to the interior of the particles. The other type of pore is a smaller pore that lines the throughpores to provide a large surface area into which the targeted biomolecules can diffuse and bind. This pore structure creates very short diffusion paths to the large accessible surface area within the particles. This reduction in diffusion distance is the main reason for the increased speed associated with Perfusion Chromatography.

        PerSeptive has developed a variety of coating techniques and surface chemistries to separate biomolecules based on their electrical charge, hydrophobicity, bioaffinity and other factors. These chemistries have enabled the Company to offer a broad range of products that are more durable than competing products because of the stability of the Company's proprietary coating chemistries and base particle materials.

        ImmunoDetection. PerSeptive has developed novel immunoassays that can be performed using its Perfusion Chromatography technology with antibodies to perform the steps of an immunoassay in a flow-through column format ("ImmunoDetection"). ImmunoDetection permits target molecule detection in seconds or minutes, far faster than conventional immunoassay techniques, which require several hours to complete. ImmunoDetection also takes advantage of the higher degree of automation available in chromatography instruments, as compared with immunoassay instruments, and can produce results with much lower margins of error. The Company has filed a patent application for its ImmunoDetection technology.

        The Company has also developed a novel, patent-pending method for in-line process monitoring that provides continuous analysis of the concentration, purity and structural integrity of a target biomolecule during the manufacturing process. In addition, the Company has developed a patented method of analyzing extremely small amounts of contaminants in a biopharmaceutical product by removing all of the biopharmaceutical from a sample and concentrating the remaining contaminants until they are present in detectable quantities. The Company is commercializing these techniques as a part of its INTEGRAL workstation and RPM technology. See "Business--Analysis Products."

        Rational Surface Design. The Company is working to develop products based on Rational Surface Design ("RSD"), a method of creating synthetic surfaces to which target biomolecules bind with the high specificity characteristic of antibodies. This specificity is achieved by engineering RSD surfaces to behave in a manner analogous to antibody binding sites. These surfaces do not, however, contain any antibodies or other biological materials. RSD is an extension of the Company's expertise in developing new chemistries to coat the surfaces of chromatography media. The Company owns a U.S. patent relating to its RSD technology and compositions of matter for surfaces engineered for specific biomolecules.

        Biospectrometry. PerSeptive owns a significant body of technology relating to biological mass spectrometry ("Biospectrometry"). Biospectrometry is an analytical technique used to detect and measure biomolecules based on their molecular weight (mass). Mass spectrometers work by producing charged particles of the injected molecular sample and then sorting ionized species of the original molecule based on its mass/charge ratio. Although there are many different kinds of mass spectrometers, most instruments are defined by differences in two subsystems. One is the ionization source that creates the ionic species and the other is the detection system. Biomolecular analysis using mass spectrometry has been limited to date due to the inability of mass spectrometers to resolve (identify) large biomolecules as well as the high cost and difficulty of use of mass spectrometry. PerSeptive believes that the use of its technology in the integration of mass spectrometry with liquid chromatography and other separation systems, laser desorption and electrospray ionization sources, and time-of-flight detection systems is broadly enabling in overcoming the deficiencies of mass spectrometry for biomolecular analysis.

        Microfluidic Assays. The Company is developing technology to perform assays at microscopic scale using capillaries not much larger than human hairs and requiring minimal sample volumes. The MicroElectrophoresis Assay System (MEASure) technology evolved from PerSeptive's early expertise with immunoassays and the Company's desire to develop a system that provides highly sensitive and instantaneous detection in an easy to use, automated, low sample volume format. Largely funded by PTC-II, the development work done to date on

MEASure has extended beyond early feasibility and prototype phases. The Company believes the use of this technology will enable the next generation of diagnostic tests where low sample volumes, minimal sample handling, high sensitivity and simultaneous detection are desired parameters.

        DNA and Peptide Synthesis. PerSeptive owns leading technology for DNA and peptide synthesis. The preparation of synthetic replicas or analogs of naturally occurring molecules such as nucleic acids (DNA and RNA) and peptides has been made routine through the use of instruments called synthesizers. Synthesizers contain a small reaction chamber into which is placed disposable "support" media on which the molecules are built. Synthesizers also contain an array of bottles containing the building-block reagents: for DNA or RNA synthesis, nucleotide monomers (each corresponding to a "base"); and for peptide synthesis, the 20 amino acids from which peptides are formed. A personal computer and dedicated software are used to program and control a pump which adds these reagents in the programmed sequence (along with other protecting/deprotecting, activator and wash reagents). After synthesis, the material must be chemically removed from the support and be purified and analyzed. PerSeptive's patented phosphoramidite chemistries (bulk and small-pack DNA reagents) are the industry standard for synthesizing oligonucleotides.

        PerSeptive has an exclusive license for technology to manufacture and sell peptide nucleic acid ("PNA") for molecular biology research and, subject to certain limited reservations, for other applications. PNA is a synthetic mimic of the DNA molecule with a modified neutrally charged peptide-like "backbone." The unique chemical structure of PNA enhances its affinity and specificity as a DNA or RNA probe.

        PerSeptive's peptide synthesis chemistry products are differentiated from competing products by the use of proprietary support structures of polyethylene glycol polystyrene and by innovative amino acid activation reagents that allow synthesis of complex peptides, which are otherwise difficult to synthesize.

        Superparamagnetic Bead-Based Separations. PerSeptive owns technology relating to magnetic separations particles and processes. Magnetic separations enable biomedical researchers to improve the speed, purity and yield of many common laboratory protocols, including separation of cell populations and isolation and purification of nucleic acids. Researchers can perform techniques based on magnetic separation either manually or with automated instruments.

Purification Products

        PerSeptive's purification products can be incorporated readily into any stage of the development and manufacture of a biopharmaceutical product and offer productivity advantages over conventional counterparts. The Company believes that the integration and use of a single family of purification products, such as POROS columns and media and BioCAD Workstations, will facilitate the transition of biopharmaceutical products from discovery, through laboratory-scale development, to commercial-scale production. Companies using conventional purification technology usually make several significant changes in materials, equipment and processes in moving from the development stage to commercial manufacture. As a result, an integrated line of purification products is expected to enhance productivity by reducing or eliminating these costly and time-consuming changes. Moreover, because the FDA must approve significant changes in manufacturing processes, an integrated line of purification products may simplify and expedite the process of obtaining approvals from the FDA.

        The Company's family of purification products includes consumables and instrumentation systems. The following table shows the Company's primary purification products and their applications to the four main functional groups within companies developing and commercializing biopharmaceuticals: research and development; process development; quality control and quality assurance; and manufacturing. The estimated timing of future product introductions, including those described below and in the following sections, depends on a number of factors, such as timely completion of current development programs. There can be no assurance that these development programs will be completed successfully or within the expected time frames:

                            Product
Product                     Launch          Application/Use            Target Markets*
-------                     ------          ---------------            ---------------

Consumables and Reagents:                                              R&D  PD  QC  MFG
                                                                       ---  --  --  ---
POROS Chromatography         1990       Methods development,            *    *   *
 Prepacked Columns                      analysis and small-scale
                                        purification

POROS Bulk Media             1991       Biopharmaceutical                             *
                                        manufacturing

POROS Self Pack              1994       Laboratory-scale                *    *
                                        purification and analysis

Oligo R3                     1995       Purification of                 *    *        *
                                        oligonucleotides and
                                        antisense compounds

Instrument Systems:

BioCAD Workstation            1991-     Laboratory and                  *    *   *    *
 Family                       1996      development scale
                                        purification and analysis

SCOUT                         1995      Automated, multi-column         *    *   *    *
                                        switching device

Vision Workstation            1996      Integrated purification              *   *    *
                                        and analysis system with
                                        sample-handling robotics
                                        and RPM

_______________
* R&D - Research & Development; PD - Process Development; QC - Quality Control & Assurance; MFG - Manufacturing.

Consumables and Reagents

        PerSeptive's POROS products consist of a family of consumable chromatography columns and media used to perform Perfusion Chromatography for both purification and analysis. POROS products enable purification and analysis procedures to be performed 10 to 1,000 times faster than with conventional chromatography media. The POROS media particles are made of polystyrene polymers and are coated with the Company's proprietary surface chemistries. These materials are rigid and can withstand the high pressures associated with HPLC, although high pressure is not required for their use. The coatings can also withstand chemicals employed in cleaning that are harsher than those generally tolerated by conventional media, significantly extending the useful life of POROS products. The efficiency and durability of POROS products are significant cost-saving features.

        The Company has developed and currently markets a line of POROS products representing different combinations of two particle types, three particle sizes, more than 25 surface chemistries and various column configurations. These products can be used with conventional HPLC and LC equipment for purposes ranging from laboratory-scale analyses through large-scale manufacturing processes. The Company's POROS 50 chromatography media provides high resolution separations at the low pressures typical of pilot-scale production and manufacturing applications. PerSeptive sells POROS in prepacked columns for methods development, analytical applications and small-scale purifications and in bulk for biopharmaceutical manufacturing. The POROS Self Pack Column Packing System allows for laboratory-scale purification and analysis at lower cost than conventional prepacked columns.

     Other purification media such as Olgio R3 have been designed for specific purification applications. Oligo R3 was developed specifically to optimize the purification of oligonucleotides.

Purification Instrumentation

     The Company's BioCAD Workstation is a computer-aided instrumentation system designed to achieve the optimal use of the Company's POROS chromatography media for laboratory and development scale purifications and for analysis. Each BioCAD Workstation combines high speed pumps, valves, detectors and a built-in computer and proprietary software used with Microsoft Windows. The BioCAD Workstation is able to collect and process the large amounts of data generated by Perfusion Chromatography over short periods of time. Unlike conventional chromatography instruments, the BioCAD Workstation can be used equally well for both analysis and purification. The BioCAD Workstation facilitates the design, optimization and execution of purification and analysis procedures by allowing the user to test and optimize various operating parameters. Results of completed procedures can be quickly reviewed and grouped using integrated computational and graphics software.

     The Company believes that a single BioCAD Workstation has the analytical productivity of at least five HPLC instruments using POROS media and up to 15 HPLC instruments using conventional chromatographic media. For example, a BioCAD Workstation using a POROS column typically has a separation cycle of two minutes and can complete up to approximately 600 cycles in a day, taking into account cleaning and preparation time. A conventional HPLC instrument using a POROS column typically has a 12-minute cycle and can complete 100 cycles in a day. A conventional HPLC instrument using a conventional HPLC column typically has a 30-minute cycle and can complete only 40 cycles in the same time period.

     PerSeptive has developed and introduced new versions of the BioCAD Workstation for specific markets, including BioCAD SPRINT, a lower cost model directed at the academic market, and the BioCAD 700E, a second-generation version of PerSeptive's industry leading BioCAD System introduced during fiscal 1996 with enhanced features. The SCOUT Column Switching Device, a fully integrated, software-driven, automated multi-column switching device that greatly enhances systematic purification methods of the Company's instruments, was introduced in 1995.

     PerSeptive recently introduced the Vision Workstation, the first chromatography system to offer simultaneous biomolecule purification and analysis in a single instrument through robotics. Components and features such as the SCOUT and RPM are integrated into the Vision Workstation.
See "-- Analysis Products."

Analysis Products

     The following table shows the Company's primary analysis products and their applications to the four main functional groups within companies developing and commercializing biopharmaceuticals:

                         Product
        Product          Launch  Application/Use               Target Markets*
        -------          ------  ---------------               ---------------
Consumables and Reagents:                                      R&D  PD  QC  MFG
                                                               ---  --  --  ---

CytoFluor Reagent Kits    1990   Cell studies and fluorescence  *        *
                                 immunoassays and other binding
                                 assays

ID Sensor Cartridges and  1992-  Immunoassay analysis           *    *   *   *
  ID SelfPack             1995

TiterZyme, TiterScreen,   1992   Enzyme immunoassays for        *        *
  and other Immunoassay          research and clinical
  Test Kits                      diagnostics

BioMag Magnetic Particles 1993   Molecular biology and cell     *        *
                                 separations

Poroszyme Cartridges      1995   Enzyme digests                 *    *   *

TiterFluor Kits           1995-  Fluorescence immunoassays      *    *
                          1996

PepMap C18 Pre-packed     1996   Peptide mapping                *
  Columns

Capillary Perfusion Tool  1996   Micro-analysis and
  Kits                           purification                   *

Sequazyme Kits            1996   Enzyme digestion for mass      *        *
                                 spectrometry analysis and
                                 sequencing

Instrument Systems:

CytoFluor Fluorescence    1990 - Cell studies and fluorescence  *        *
  Plate Readers           1996   immunoassays and other binding
                                 assays

INTEGRAL Micro-Analytical 1993   Automated immunoassay analysis *    *   *
  Workstation                    and peptide characterization

Voyager Biospectrometry   1994 - Easy measurement and analysis  *    *   *
 Workstations and Delayed 1996   of molecular weight using Mass
 Extraction Technology           Spectrometry, suitable for
                                 sequencing biomolecules

InterPlate Micro-Fraction 1996   Automated sample preparation   *    *   *
Collector                        for MALDI analysis

mRPM                      1997   On-line product monitoring in           *   *
                                 manufacturing

_______________
* R&D - Research & Development; PD - Process Development; QC - Quality Control & Assurance; MFG - Manufacturing.


CytoFluor Reagent Kits

  The Company sells a line of fluorescence assay reagent kits to be used with its CytoFluor Fluorescence Plate Reader described below. Fluorescence assays determine what kinds of cells will accept or receive an experimental therapeutic agent or nutrient, can detect whether a cell is infected with a virus or other microorganism and can determine toxicity of molecules that may be carcinogens. CytoFluor is also used extensively as a fluorescence plate reader for the increasing number of fluorescence-based assays for molecular biological research and for immunoassays.

ID Sensor Cartridges and SelfPack

  The Company's ID Sensor Cartridges are a line of new products designed to combine the flow-through characteristics of Perfusion Chromatography with the specificity and sensitivity of antibodies for immunoassays in a flow-through column format, permitting target molecule detection in seconds to minutes, with very low coefficients of variation. ID Sensor Cartridges are designed to be customized with specific antibodies by users in order to perform immunoassays on BioCAD and INTEGRAL Workstations or conventional HPLC instruments. The Company introduced ID SelfPack for cost conscious customers in 1995.

Immunoassay Test Kits

  PerSeptive sells a line of in vitro products that includes immunoassay test kits for use in medical and pharmaceutical research applications. These tests are used to measure levels of certain hormones, lymphokines, eicosanoids, cytokines and growth factors in several applications, including the evaluation of new pharmaceutical products. These kits are manufactured in microtitre plate or coated tube formats. The Company also provides research, development and manufacturing services related to in vitro diagnostic products on a fee basis to third parties.

BioMAG Magnetic Particles

  Magnetic separation enables the biomedical researcher to greatly improve the speed, purity, and yield for many common laboratory protocols including selection of cell subpopulations and the isolation of mRNA and DNA for genetic studies and sequencing. PerSeptive's superparamagnetic bead technology offers both a manual and an automatic system for separations.

Sequazyme Kits and DEcode software

  Related to the launch of PerSeptive's Delayed Extraction (DE) Technology, the Company developed Sequazyme Kits and DEcode software to enable scientists to determine the sequence of proteins and peptides using Voyager Biospectrometry Workstations. Sequazyme Kits use optimized enzyme digestion procedures to sequentially eliminate either nucleic or amino acids from oligonucleotides or peptides, respectively, and to allow scientists to unravel a given molecular sequence. DEcode software then automates and facilitates the identification process using the mass to charge ratios detected by the Voyager-DE Biospectrometry Workstation and the known molecular weight of all amino acids or nucleotide bases.

CytoFluor Fluorescence Plate Reader

  The Company's CytoFluor line of fluorescence detection and scanning instruments are used principally for the monitoring of cell behavior by fluorescence assays. The market for fluorescence scanners of the type produced by the Company has grown due to the desire to replace radioactivity-based research assays in order to alleviate health, safety and environmental concerns and disposal expense inherent in the use of radioactive assays. The Company launched the CytoFluor 4000 in 1996 with Temperature Control and enhanced features and is currently launching TiterFluor fluorescence in vitro assays for use with the CytoFluor 4000.

INTEGRAL Micro-Analytical Workstation

  PerSeptive has introduced an automated workstation dedicated to research diagnostics that will perform rapid immunoassays in seconds to minutes, rather than the hours required for conventional immunoassay techniques. The instrumentation for the INTEGRAL Workstation is based on hardware similar to the BioCAD Workstation and uses the Company's proprietary, disposable ID Sensor Cartridges and POROS chromatography media. Additionally, the Company's subtractive quantitation, micro-scale Capillary Perfusion, peptide mapping PepMap C18 columns, enzyme digestion Poroszyme cartridges and other novel ImmunoDetection technologies are automatically performed by the INTEGRALWorkstation. The INTEGRAL Workstation combines the Company's ImmunoDetection techniques with standard enzyme-linked, fluorescence or chemiluminescence detection techniques to further enhance its sensitivity. The Company believes that the INTEGRAL Workstation detects minute concentrations of target biomolecules to a level of sensitivity that exceeds the capabilities of conventional instruments. The INTEGRAL Workstation combines purification capabilities of the BioCAD Workstation with proprietary assay development advantages in a single instrument.

Voyager Biospectrometry Workstations

  The Voyager matrix-assisted laser desorption ionization time-of-flight ("MALDI-TOF") Biospectrometry Workstations enable molecular biologists and biochemists to determine very accurately the purity and structure of a biomolecule's mass in their laboratories, rather than in conventional centralized mass spectrometry laboratories. Mass spectrometry is an analytical technique used to identify the molecular weight of molecules. Molecular weight determines the molecule's unique identity or "fingerprint." Mass spectrometry can also be used to detect other impurities or foreign elements in a given sample.

  The Company is a leader in technical innovations in the field of mass spectrometry. In recent years, the Company has focused on the application of mass spectrometry to biopharmaceutical development. In 1995, the Company introduced the Voyager Elite-Biospectrometry System for advanced research applications, and recently launched a complete line of Voyager MALDI-TOF Biospectrometry Workstations enhanced with PerSeptive's proprietary Delayed Extraction ("DE") Technology which enables the sequencing of biomolecules.

InterPlate

  PerSeptive has also recently launched the InterPlate Micro-fraction Collector for MALDI analysis to further facilitate sample preparation for life scientists. InterPlate can be used to automate the process by taking purified product from an INTEGRAL workstation and depositing it directly onto a Voyager Biospectrometry sample plate, for example. In December 1996, PerSeptive announced the development of a range of new techniques called GeneSpectrometry to accelerate high throughput identification of gene mutations using the Company's PinPoint mutation detection technology, which allows you to detect single point mutations.

Real-time Process Monitor ("RPM") Technology

  RPM technology is incorporated into several automated purification and analysis instruments such as the Vision and BioCAD workstations to analyze and monitor target biomolecules during production on a continuous basis. Biopharmaceuticals are generally produced in cell culture and are extracted through a series of purification steps. The Company believes that RPM technology is the biopharmaceutical industry's first real-time, on-line product monitoring system for the measurement of biomolecule purity, concentration and product consistency. Prior to the introduction of RPM technology, biopharmaceutical companies were unable to monitor these production and purification processes without lengthy delays (typically one-half to two days) in obtaining the results from conventional analytical techniques. The Company believes that RPM technology represents an important tool in developing optimal purification and fermentation processes. Furthermore, the Company also believes that RPM technology has the potential to provide information important for process monitoring, regulatory review and quality control.

Synthesis Products

  PerSeptive has been a technological leader in the development of new chemistries and instruments for the synthesis of nucleic acids and peptides. PerSeptive's family of over 3000 synthesis products includes instruments and consumable reagents, supports, activators, linkers and other chemical products used for nucleic acid and peptide synthesis. The following table shows PerSeptive's primary synthesis products and the applications for which they are used:

                         Product
Product                  Launch        Application/Use        Target Markets*
-------                  ------        ---------------        --------------
Synthesis Chemicals:
                                                             R&D  PD  QC  MFG

Nucleic Acid and Peptide  1986 -   Synthesis of DNA,          *    *       *
Synthesis Reagents,        1996    PNA, and RNA
Activators, Linkers and
Supports

Nucleic Acid Synthesis
Products:

Expedite System           1992 -   Synthesis of research      *    *       *
                           1995    and manufacturing
                                   quantities of DNA,
                                   RNA and PNA

Multiple Oligo            1995 -   Permits sixteen column     *    *       *
Synthesizer System         1996    parallel oligonucleotide
(MOSS)                             synthesis

MemSyn, MemSyn HV         1995 -   DNA and RNA membrane       *    *       *
                           1996    synthesis devices

Peptide Synthesis
Products:

Pioneer Peptide           1996     Synthesis of both simple   *    *       *
Synthesizer                        and complex peptides

Multiple Peptide          1997     Permits 32 column parallel *    *       *
Synthesis (MPS)                    peptide synthesis

_______________

* R&D - Research & Development; PD - Process Development; QC - Quality Control & Assurance; MFG - Manufacturing.

  PerSeptive's patented phosphoramidite chemistries (bulk and small-pack DNA reagents) are the industry standard for synthesizing oligonucleotides. In addition, the Company believes that its Expedite family of reagents enables even faster DNA/RNA synthesis than conventional systems. Expedite reagents are compatible with PerSeptive's and competitors' instruments.

Synthesis Chemicals

  PerSeptive offers a wide range of standard and specialty chemicals for synthesis of nucleic acids, nucleic acid analogues, and peptides. Products include standard and modified bases for nucleic acid synthesis, bead and membrane based synthesis supports for peptides, RNA and DNA, and other high quality reagents manufactured under ISO 9002 guidelines. Certain chemistries such as peptide activators including TFFH, HATU, and HOAT and PNA oligomers are highly proprietary and exclusively available for research purposes from PerSeptive.

Expedite System

  The Expedite Nucleic Acid Synthesis System performs solid-phase synthesis of DNA, RNA and PNA utilizing a unique and patented microfluidic system which is designed to consume less reagent and generate less waste during operation than prior and competing instruments, potentially allowing significant operational savings for Expedite users. This results in a reduction of reagent consumption of 50% and reduced cycle times, giving high quality oligonucleotide at significantly lower cost. Expedite products can be used for the synthesis of RNA, normally a very difficult task. While currently this is a relatively small application, there is increasing customer interest in the synthesis of RNA for use in RNA-based drugs that have either a catalytic or anti-sense effect on genetic processes.

Multiple Oligo Synthesis System (MOSS)

  The MOSS, when used in conjunction with the Expedite Nucleic Acid Synthesis System, extends the synthesis throughput and overall capacity of PerSeptive's synthesis instruments. The MOSS enables customers to efficiently synthesize nucleic acid and peptides in less time and with less effort. The MOSS can be used in conjunction with recently introduced MemSyn and reusable MemSyn HV membrane devices to further facilitate ease of use and handling in the synthesis process.

Pioneer Peptide Synthesizer

  Pioneer Peptide Synthesizer is an automated, versatile peptide system introduced in 1996 for research applications. The multiple column instrument utilizes enhanced monitoring and flexible programming for high efficiency synthesis of standard and difficult peptides. Innovative design lowers reagent consumption and increases throughput.

Multiple Peptide Synthesis Option (MPS)

  The MPS can be used in conjunction with the Pioneer to run up to 32 peptide synthesis runs in parallel or to create two independent entry operated synthesizers using the Pioneer as a workstation.

Business Development

  The Company believes that its core technologies are directly applicable to many biomedical industry applications as well as applications in other industries. The Company plans to explore corporate collaborations or other business arrangements to address the broader application of its technologies to clinical diagnostics and other businesses.

PTC-II

  In December 1993, the Company and PTC-II completed a public offering with total net proceeds to PTC-II of $54.1 million. PerSeptive formed PTC-II as a separate special purpose corporation in order to accelerate research and development aimed at the application of PerSeptive's core technologies to commercial opportunities in large life science markets. From December 1993 to March 1996, PTC-II operated as a separate company from PerSeptive and pursued applications of PerSeptive's technologies in four programs: DNA and peptide synthesis; DNA and protein sequencing; clinical diagnostics; and systematic screening of chemical and biological compounds for drug discovery. During this time period, PerSeptive licensed to PTC-II the technology necessary to pursue these programs and PTC-II contracted with PerSeptive to develop products and services aimed at these market opportunities which extended beyond PerSeptive's principal business.

  In November 1995, PerSeptive, PerSeptive Acquisition Corporation ("PAC"), a wholly owned subsidiary of PerSeptive, and PTC-II entered into a definitive agreement pursuant to which PerSeptive agreed to an exchange offer for all of the 2,645,000 outstanding units of PTC-II followed by a merger of PTC-II with PAC. Each PTC-II unit consisted of one share of Callable Common Stock, $.01 par value per share, of PTC-II and one Class E

Warrant of PerSeptive exercisable for one share of PerSeptive Common Stock at $33.00 per share until December 1998. Effective March 8, 1996, PerSeptive acquired 2,603,125 PTC-II units that were validly tendered and not withdrawn in the exchange offer. The PTC-II unit holders, who participated in the exchange offer, exchanged their PTC-II units for 2,603,125 shares of PerSeptive Common Stock and new Class I Warrants exercisable until August 8, 1997 for the purchase of 2,603,125 shares of PerSeptive Common Stock at an exercise price of $13.50 per share. On March 13, 1996, PTC-II merged with PAC and became a wholly owned subsidiary of PerSeptive. Each of the remaining 41,875 shares of callable common stock of PTC-II not exchanged in the exchange offer were automatically converted into a right to receive one share of PerSeptive Common Stock upon the merger of PTC-II with PAC. As of December 10, 1996, 37,975 of these rights have been exchanged for an equivalent number of PerSeptive's Common Stock. The total value of the Company's Common Stock issued in the exchange offer was approximately $16 million based on the last reported sales price or closing price of the Company's Common Stock on The Nasdaq National Market on March 8, 1996. See "--Recent Developments."

  PerSeptive pursued the following research and development programs on behalf of PTC-II, and except for its Drug Discovery Program (See "--ChemGenics") will continue to pursue certain of these projects through its own research and development programs:

  DNA and Peptide Synthesis Program. PerSeptive has worked towards the development of DNA and peptide synthesis systems that are based on the superior mass transport characteristics of PerSeptive's POROS media. PerSeptive believes that the systems it is developing will substantially reduce the costs of DNA and peptides synthesis and will more readily enable the large-scale manufacture and commercialization of DNA- and peptide-based biotherapeutics.

  DNA and Protein Sequencing Program. PerSeptive has pursued the use of its high-resolution, high-sensitivity mass spectrometers and innovative separations analysis of DNA and protein molecules. Sequencers identify the order of chemical groups that constitute DNA and proteins. Continuing research directed toward an understanding of biology at a molecular level has caused the expansion of the market for automated sequencers. PerSeptive believes that the mass spectrometry and separations technologies it is developing will substantially increase productivity in sequencing of biomolecules and that this increase in sequencing productivity at the gene and protein level can have an enabling effect on biomedical research aimed at identifying better diagnostics and therapeutics.

  Clinical Diagnostics Program. PerSeptive has pursued development of several clinical diagnostic systems, which are being developed to include innovations both in instrument and reagent technology. These systems will incorporate new separation and detection formats that are designed to result in substantial improvements in speed, precision, sensitivity and cost. For example, the MEASure system has been extended beyond early feasibility and prototype development stages and is expected to provide considerable advantages over current technology. These systems will be designed to detect and measure target molecules (analytes) currently measured by existing diagnostic systems, as well as analytes related to the emerging genetic testing market.

  Drug Discovery Program. Through its work for PTC-II, PerSeptive developed new methodologies for the screening of libraries of biological and chemical compounds based on its high-throughput separations technologies and automated instrumentation systems. Pharmaceutical drug discovery has traditionally been based on random screening techniques. The time-consuming and costly nature of drug development, together with advances in life sciences technologies, have propelled many developers to pursue rational drug design approaches that are intended to enhance productivity in drug discovery. PerSeptive has developed novel screening methods that it believes will combine the benefits of both random and rational drug design approaches to increase productivity in drug discovery significantly.

ChemGenics Transaction

  In June 1996, the Company entered into a transaction with ChemGenics (formerly, Myco Pharmaceuticals Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of ChemGenics Common Stock and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. The warrants are exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company is subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics Common Stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company currently holds approximately 34% of the outstanding capital stock of ChemGenics, and warrants which, if exercised, would increase the Company's holdings to approximately 47% (of which, warrants sufficient to increase the Company's holdings to approximately 40% are currently exercisable). On December 19, 1996, ChemGenics announced that it had filed a registration statement with the SEC for the initial public offering of ChemGenics Common Stock.

Research and Development

  As of December 10, 1996, PerSeptive's technical research and development group consisted of, approximately 92 persons, many of whom have graduate degrees in fields such as biochemistry, chemical engineering, organic chemistry, polymer science and protein chemistry. During the Company's fiscal years ended September 30, 1996, 1995 and 1994 research and development expenditures funded internally were approximately $11.3 million, $7.0 million and $6.8 million, respectively.

  The Company believes that applications of its technologies extend beyond use in biopharmaceutical and clinical applications to uses in the environmental services, agriculture and food processing industries. PerSeptive may seek collaborative arrangements to develop future products for these applications. The Company is considering entering into research and development and collaborative arrangements to develop specific products, processes and technologies with third parties, including customers. No assurance can be given that the Company will be successful in entering into such arrangements or developing commercially valuable products or technologies as a result of such arrangements.

Marketing and Sales

  PerSeptive markets its products in the United States, Germany, France, the United Kingdom, Canada and Japan through a direct sales and marketing staff. Approximately 45% of the Company's product revenues are from outside North America. As of December 10, 1996, the Company's sales, marketing and customer support organization consisted of approximately 192 employees. PerSeptive also has independent distributors in Australia, Austria, Benelux (Belgium, the Netherlands, Luxembourg), the People's Republic of China, Denmark, Egypt, Finland, Greece, Iceland, India, Israel, Italy, Korea, Malaysia, New Zealand, Norway, Philippines, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, and Vietnam.

Customers

  PerSeptive began sales of the first of its products, POROS chromatography media, in April 1990 and its BioCAD Workstation in September 1991. No single customer accounts for more than 10% of the Company's products sales. Contract research and development revenue generated by the Company from PTC-II was 12% and 22% of the Company's total revenues in fiscal 1996 and 1995, respectively. At September 30, 1996, the Company had a backlog estimated at approximately $3.4 million.

Competition

  PerSeptive's products compete on the basis of superior performance, cost effectiveness, breadth of product line and expertise in application support. The Company is not aware of any other companies with patented or proprietary technologies comparable to its Perfusion Chromatography, ImmunoDetection, PNA, Expedite or RSD technologies. The Company's products, however, compete with products using a number of other technologies, including LC, HPLC, immunoassay and other conventional technologies. Additional competitive products using new technologies may also be introduced. Many of the companies selling or developing such products have financial, manufacturing and distribution resources significantly greater than those of the Company. In addition, many of these competing companies have had long-term supplier relationships with the Company's existing and potential customers. See "Legal Proceedings," for information concerning the Company's Perfusion Chromatography patent infringement litigation.

  The Company's POROS products compete primarily with products that differ in base material, particle size and composition, surface chemistries and operating environment. The dominant suppliers of chromatography instruments and supplies are Pharmacia AB Biotech, Inc., a subsidiary of Pharmacia & Upjohn Co., and Waters Corporation.

  Direct competition for the Company's analysis products, INTEGRAL Micro-Analytical Workstation and RPM process monitoring technology comes primarily from conventional immunoassay technology. The Company believes that its products offer cost-effectiveness and performance capabilities not available with products based on other existing technologies.

  In its biospectrometry products business, the Company competes with well-established suppliers of mass spectrometers and other analytical instruments. The Company believes, however, that it has a major presence in time-of-flight mass spectrometry for biological analysis and that it is the only competitor with a dedicated focus on biomolecular analysis. The Company also believes that its products have superior performance capabilities, but the Company also competes on the basis of price, technical support and service.

  The Company's synthesis products business faces vigorous competition and it is anticipated that competition will become more intense in the future. The Company generally competes on the basis of product performance, innovative product design and technology, superior technical support of customer applications and cost effectiveness. With respect to its synthesis products, the Company's principal competitor is the Applied Biosystems Division of The Perkin-Elmer Corporation.

  Competition in the marketing of immunodiagnostic tests and reagents is intense. Many of the Company's competitors in this market have substantially greater resources than those of the Company. PerSeptive believes that market shares in its sector of the immunodiagnostic and research industry have historically been volatile because of continuing technological developments. PerSeptive believes that its ability to develop and manufacture superior and novel products at commercially acceptable prices will in large part determine its success in the immunodiagnostic and research market.

Manufacturing

  PerSeptive manufactures substantially all of its own consumable products and instrumentation systems. POROS media is manufactured from raw chemicals utilizing standard synthesis techniques and proprietary Company technology. Coating chemicals are synthesized and applied to the particles using the Company's patented and proprietary techniques. POROS media is shipped in bulk quantities or in columns pre-packed using proprietary techniques developed by the Company.

  Manufacturing activities for the Company's synthesis reagents are conducted at the Company's manufacturing facility in Hamburg, Germany which was completed during fiscal 1996. See "Properties."

Government Regulation

  Government regulations play a significant role in the research, development, production and commercialization of health care products, such as biopharmaceuticals. While none of the Company's current purification, analysis and synthesis products require FDA approval, many of the Company's customers are required to obtain the approval of the FDA and similar health authorities in foreign countries for the clinical testing and commercial sale of biopharmaceuticals for human use. FDA regulations apply not only to health care products, but also to the process and production facilities used to produce such products. These regulations are called FDA current Good Manufacturing Practices ("cGMP"). The Company is often required to adopt aspects of cGMP regulations to support its customer's use of its products.

  The Company's in vitro clinical diagnostic products, as well as any clinical diagnostic applications of the Company's ImmunoDetection technologies, are subject to FDA device and reagent approval and regulation. This means that before any new medical devices can be commercially distributed, the manufacturer must submit to the FDA either a premarket notification ("510(k)") or a premarket approval ("PMA") application. A 510(k) notification can be submitted when the Company believes the device is substantially equivalent to another device currently being marketed by itself or by another organization. There can be no assurance that the use of a 510(k) notification will be available for any of the Company's future diagnostic products.

  A PMA, which is required for medical devices not eligible to be marketed under a 510(k) notification, must demonstrate that the product is safe and effective, requires more time to prepare and is a much more complex submission to the FDA. Following completion of laboratory evaluations and adequate controlled clinical trials to establish safety and efficacy of the product for its intended use, the Company would be required to file a PMA application, which includes the results of all research and product development, clinical studies and related information. FDA review and approval of a PMA application often takes 12 to 18 months, or even longer, and must be completed before the product may be sold for clinical diagnostic use in the United States. The process of obtaining PMAs from the FDA and other regulatory authorities can be costly, time consuming and subject to unanticipated delays. There can be no assurance that the approvals of the Company's or its customers' products, processes or facilities will be granted. Any failure to obtain, or delay in obtaining, any such required approval could adversely affect the Company's marketing efforts.

  The Company believes that its production and documentation procedures for its current clinical diagnostic products comply with FDA cGMP requirements. In support of its customer's requirements to comply with FDA regulations regarding the use of its purification, analysis, and synthesis products, the Company strives to maintain production and documentation procedures for them that parallel applicable parts of the FDA cGMP requirements.

  In addition to the regulatory framework for clinical trials and product approvals, PerSeptive is subject to regulation under federal, state and local law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation.

Patents, Proprietary Technology and Licenses

  PerSeptive's policy since its inception has been to seek patent protection for certain of its inventions. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company believes that patent protection is an important element in the protection of its competitive and proprietary position, but other elements, including trade secrets and customer service, are of at least equal importance. The Company owns or has exclusive rights to more than 90 patents worldwide, of which more than 50 are U.S. patents. The Company has more than 80 patent applications on file worldwide, of which more than 30 are U.S. patent applications.

  PerSeptive currently holds four issued U.S. Patents and one allowed application relating to its Perfusion Chromatography technology. See "-- PerSeptive's Technologies--Perfusion Chromatography." The last of these patents expire in 2013. PerSeptive also has additional U.S. patents and pending U.S. patent applications that relate to its Perfusion Chromatography, surface coating, ImmunoDetection, RSD and related technologies. There can be no assurance that any of such applications will result in the issuance of a patent or that an issued patent will afford the Company any significant protection. The invalidation of key patents owned by the Company or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. PerSeptive has pending applications in various other technologies, including time-of-flight, laser desorption mass spectrometry and its use in DNA sequencing, isoelectric focusing, drug screening, peptides, sequencing of nucleic acids and applications of magnetic particles to both biomolecule separations and binding assays.

  Certain of the Company's coating technologies and patent rights have been derived in collaboration with Purdue University ("Purdue"). The Company has an exclusive license to, including the right to sublicense, United

States patents covering such technologies. Under the license agreement, the Company has certain royalty obligations, including minimum royalties.

  Certain of PerSeptive's patent rights were acquired from Millipore Corporation in connection with PerSeptive's acquisition of its synthesis business. As a result of this acquisition, PerSeptive either owns or holds license rights to more than forty U.S. patents and pending U.S. patent applications related to preparation of oligonucleotides using phosphoramidite reagent products, a nucleic acid synthesis product, the Expedite Synthesizer and PNA products.

  The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, gain access to the Company's trade secrets or disclose such technology, or that the Company can effectively protect its trade secrets. The unauthorized disclosure of the Company's trade secrets could have a material adverse effect on the Company's business.

  The Company's policy is to require each of its employees, consultants and significant scientific collaborators to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Employees

  As of December 10, 1996, the Company employed approximately 510 persons full time. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

  In connection with its core business, PerSeptive leases the following properties: 196,000 square feet of space in Framingham, Massachusetts; approximately 10,000 square feet of space in Cambridge, Massachusetts; and additional space in: Weisbaden, Germany; Voisins le Bretonneux, France; Hertfordshire, England; Ontario, Canada; and Tokyo and other locations in Japan. In addition, PerSeptive leases approximately 16,000 square feet in Cambridge, Massachusetts for its clinical diagnostics business; approximately 2,300 square feet in San Francisco, California; and approximately 14,000 square feet in Houston, Texas. These facilities are used for manufacturing, laboratories, warehouses, distribution centers and offices. The leases expire beginning in 1997 through 2009.

  In early calendar 1996, the Company moved its synthesis operations in Hamburg, Germany to a new 58,000 square foot facility built on land purchased by
PerSeptive for manufacturing, office and laboratory use.   See "--
Manufacturing." In addition, the Company's synthesis products business shares distribution facilities with Millipore Corporation in Yonezawa, Japan.

ITEM 3.  LEGAL PROCEEDINGS

  1. Since November 1994, the Company has been responding to informal requests for information from the SEC relating to certain of the Company's financial matters. In May 1995, the Company was advised by the SEC that it had obtained a formal order of investigation so that, among other matters, it could utilize subpoena powers to obtain information relevant to its inquiry. The SEC has and may in the future utilize its subpoena powers to obtain information variously from officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the SEC finds that violations of the federal securities laws have occurred, the SEC has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The SEC may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation, or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

  2. On October 14, 1993, the Company filed suit against Pharmacia Biotech, Inc., a New Jersey corporation, together with certain of its affiliates, and their parent Pharmacia AB, a Swedish corporation (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., and Sepracor Inc., a Delaware corporation ("Sepracor"), in the United States District Court for the District of Massachusetts (Civil Action No. 93-12237-PBS) for willful infringement of the Company's US Patents Nos. 5,019,270 and 5,228,989 (collectively, the "Patents") covering the process of Perfusion Chromatography and the manufacture, sale and use of chromatography particles that enable Perfusion Chromatography. This lawsuit seeks to enjoin the defendants from infringing the Patents and asks for treble damages. On October 15, 1993, the Company filed a related action against Sepracor in the United States District Court for the District of Massachusetts (Civil Action No. 93-12249-PBS) in which the Company claims that Sepracor has made false and misleading representations of fact with respect to the Company's products in violation of applicable state and federal law. On October 12, 1993, as a result of prior correspondence with the Company, Pharmacia filed a suit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 93-4450 (HAA)) seeking a declaratory judgment: (i) that Pharmacia's products do not infringe the Patents and (ii) that the Patents are invalid and unenforceable.

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

  On October 5, 1994, the Court allowed the Company's motion to amend its pleadings to allege claims against Sepracor and BioSepra for infringement of United States Patent No. 5,030,352, covering novel coatings for chromatography media, which is assigned to the Purdue Research Foundation and exclusively licensed to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market, Stockholder and Dividend Information

  PerSeptive's Common Stock is quoted on The Nasdaq National Market under the symbol "PBIO." The following table sets forth the range of quarterly high and low sales prices for PerSeptive's Common Stock for the two most recent fiscal years:

                                         High        Low
                                         ----        ---
  Fiscal 1996

  First Quarter......................  $ 11 1/8    $ 8 3/8
  Second Quarter.....................     9 3/8      5 7/8
  Third Quarter......................    10 7/8      6 3/4
  Fourth Quarter.....................    10 3/8      6 5/8

  Fiscal 1995

  First Quarter......................  $ 16 1/4    $ 3 3/4
  Second Quarter.....................     6 3/4      4 1/8
  Third Quarter......................    12 5/8      5 3/8
  Fourth Quarter.....................    12 1/8      8 3/4

  On December 10, 1996, the closing sale price of the Company's Common Stock was $6.625 per share. As of December 10, 1996, there were approximately 1,074 holders of record of the Company's Common Stock and an estimated 4,895 additional beneficial holders.

  The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

Recent Sales of Unregistered Securities

  On August 16, 1996, the Company completed a private placement of 2,579,286 shares of its Common Stock at a purchase price equal to $7.00 per share. The Company claims that the offer and sale of the shares were exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, in reliance upon the representations and warranties by the purchasers of the shares in the Securities Purchase Agreements, dated August 16, 1996, between the Company and each of the purchasers. The shares were offered only to "accredited investors" (as such term is defined in Regulation D). The Company received net proceeds of approximately $17 million after deducting estimated fees and expenses of the transaction. Approximately $893,000 in fees were paid by the Company to Payne Financial Group, Inc. in connection with this transaction. The Company intends to use the net proceeds of the private placement for working capital and other general corporate purposes. On August 20, 1996, the Company filed a registration statement on Form S-3 (File No. 333-11229) with the SEC covering the resale of the shares sold in the private placement and the registration statement became effective on September 13, 1996.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                     Selected Consolidated Financial Data

        The selected consolidated financial data of PerSeptive Biosystems, Inc. set forth below as of and for each of the two years in the period ended September 30, 1996 has been derived from PerSeptive's Consolidated Financial Statements which have been audited by Cooper & Lybrand L.L.P., independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended September 30, 1994 has been derived from PerSeptive's Consolidated Financial Statements which were audited by Price Waterhouse LLP, independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for each of the two years in the period ended September 30, 1993 and the balance sheet data as of September 30, 1992, 1993 and 1994 were derived from PerSeptive's audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto of PerSeptive included elsewhere in this Annual Report on Form 10-K.

                     (in thousands, except per share data)

                                                                               Year Ended September 30,



                                                         1992            1993*           1994            1995            1996
                                                     ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:

Revenue:

    Product revenue                                    $5,008           $10,535         $30,707         $69,430         $75,916

    Contract revenue (1)                                  -               4,431          15,348          19,999          10,102
                                                        -----             -----          ------          ------          ------

         Total revenue                                  5,008            14,966          46,055          89,429          86,018

Cost of revenue:

    Cost of product revenue                             1,923             3,756          15,524          33,169          37,813

    Cost of contract revenue (1)                          -               2,924          13,009          16,968           8,571

    Other charges (2)                                     -                 -                -               -            9,906
                                                        -----             -----           ------          ------          -----

         Total cost of revenue                          1,923             6,680          28,533          50,137          56,290

Gross Profit                                            3,085             8,286          17,522          39,292          29,728

Operating expenses:

    Research and development                            2,324             3,222           6,828           6,999          11,342

    Selling, general and administrative                 4,295             9,193          27,757          32,771          39,518

    Other charges (2)                                     -                 -            14,681          15,459          24,239

    Amortization                                          -                 349           2,209           3,080           2,158
                                                        ----                ---           -----           -----           -----

         Loss from operations                          (3,534)            (4,478)       (33,953)        (19,017)        (47,529)

    Other income (expense), net                           252              1,259            307          (1,553)         (2,938)

    Provision for income taxes                            -                  -             (366)            -               -
                                                        -----              -----           -----          -----           ------

Net loss                                              ($3,282)           ($3,219)      ($34,012)       ($20,570)       ($50,467)
                                                      ========           ========      =========       =========       =========

Net loss per common share (3)(4)(5)(8)                 ($1.00)            ($0.31)        ($2.88)         ($1.88)         ($3.22)
                                                       =======            =======        =======         =======         =======

Weighted average common shares                           4,027            10,240         11,903          12,340          16,296
outstanding (3)(4)                                       =====            ======         ======          ======          ======

                                                                    September 30,

                                         -------------------------------------------------------------------
                                             1992          1993          1994          1995          1996
                                          ---------      ---------     --------      --------      --------
Balance Sheet Data:
Cash, cash equivalents and investments     $17,174        $36,357       $36,794       $23,816       $24,657

Working capital                              8,769         21,561        34,668        27,096        26,572

Total assets                                22,209         54,888       137,246       138,209       121,655

Total long-term debt (including
obligations under capital lease) (6)(9)        365            137        27,230        32,559        35,437

Redeemable convertible preferred stock
(7)(10)(11)                                      -              -        33,342             -             -

Total stockholder's equity (2)(3)(10)
(11)(12)                                    19,297         50,658        40,349        65,107        50,285

------------------------

* The Consolidated Financial Statements of the Company for the year ended September 30, 1993 have been restated. See Note 13 of Notes to the Consolidated Financial Statements.

(1) In December 1992, March 1993 and December 1993, the Company entered into certain technology license and research and development agreements with PerSeptive Technologies Corporation ("PTC"), Perlsis II Development Corporation ("PerIsis") and PTC-II, respectively. As of September 30,
     1996, all technology rights granted to these entities have been re-acquired by the Company and no further contract revenue is anticipated to be derived from these entities. See Note 15 of Notes to the Consolidated Financial Statements.

(2) Other charges of $9.9 million recorded as part of cost of goods sold during the year ended September 30, 1996 relate to various actions taken to realign the current product offering and to write-off certain manufacturing related assets. Other charges of $24.2 million recorded as part of operating expenses during the year ended September 30, 1996 related to various matters including the write-off of in-process research and development in connection with the acquisition of PTC-II, write-off of certain intangibles related to acquisitions reported in prior years, and additional provisions for estimated litigation costs associated with certain matters including the ongoing patent litigation. Charges of $15.5 million in the year ended September 30, 1995 include charges associated with the Company's settlement of shareholder litigation related to the restatement of the consolidated financial statements for the year ended September 30, 1993 and in-process research and development charges related to the purchase of the outstanding shares of PerIsis. Other charges of $14.7 million in the year ended September 30, 1994 reflect the write-off of in-process research and development in connection with the acquisition of PTC effective December 28, 1993 and Vestec Corporation in the year ended September 30, 1994. See Notes 13, 14, 15, and 16 of Notes to the Consolidated Financial Statements.

(3) On June 5, 1992, the Company completed an initial public offering of 2,500,000 shares of its Common Stock. The net proceeds to the Company were approximately $15,520,000. On July 2, 1992, the Company issued 375,000 shares of its Common Stock in exchange for $2,441,000 in net proceeds pursuant to the exercise of the underwriters' overallotment option in connection with the Company's initial public offering. On March 4, 1993, the Company completed a second public offering of 2,000,000 shares of its Common Stock. The net proceeds to the Company were approximately $33,840,000. On August 16, 1996, the Company completed a private placement of 2,579,286 shares of its Common Stock. The net proceeds to the Company were approximately $17 million (after commissions, but before offering expenses).

(4) Effective March 27, 1992, the Company's Board of Directors authorized a four-for-one stock split of the Company's Common Stock in the form of a stock dividend. All common shares and per share amounts have been adjusted to give retroactive effect to the Common Stock split for all years presented.

(5) Prior to June 5, 1992, the date of the Company's initial public offering, the calculation of the net loss per share includes accretion of the redemption obligations associated with the Company's preferred stock that was outstanding prior to that date. Common Stock options issued, preferred stock, Common Stock and Common Stock warrants sold at prices below the offering price per share in the twelve-month period preceding the initial public offering have been included in the calculation as it outstanding for all periods presented up to March 31, 1992 using the treasury stock method.

(6) On August 22, 1994, the Company issued $25,000,000 aggregate principal amount of 8-1/4% Convertible Subordinated Notes Due 2001 (the "Notes"). On September 22, 1994, the Company issued an additional $2,230,000 aggregate principal amount of the Notes pursuant to the exercise of the Initial Purchasers' over-allotment option in connection with this offering. See
    Note 8 of Notes to the Consolidated Financial Statements.

(7) On August 22, 1994, the Company issued to Millipore Corporation 4,000 shares of a newly designated series of non-voting redeemable convertible preferred stock (the "Series A Preferred Shares"). See Note 9 of Notes to the Consolidated Financial Statements.

(8) Net loss per share for the years ended September 30, 1994, 1995 and 1996 includes accretion of the Series A Preferred Shares. See Note 2 of Notes to the Consolidated Financial Statements.

(9) During the year ended September 30, 1995, the Company secured financing with several banks and financial institutions including a line of credit for borrowings up to 8.5 million DM (approximately $6 million at September 30, 1995) for use in financing the construction of a new manufacturing facility in Hamburg, Germany, short-term financing collateralized by the Company's short-term investments, and a sale-leaseback transaction for $5 million secured by certain of the Company's fixed assets. See Note 8 of Notes to the Consolidated Financial Statements.

(10) In August 1995 and in August 1996, the Company issued 912,199 shares and 1,248,050 shares, respectively, of Common Stock to satisfy the first and second redemption payments of $10 million each to Millipore in connection with the Series A Preferred Shares. See Note 9 of Notes to the Consolidated Financial Statements.

(11) The Company has reclassified the redeemable convertible preferred stock to stockholders' equity based on the Company's intent to redeem the future remaining amounts through the issuance of Common Stock. See Note 9 of Notes to the Consolidated Financial Statements.

(12) In September 1995, the Company issued 157,565 shares of Common Stock to Boehringer Mannheim GmbH in exchange for $2 million. See Note 9 of Notes to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that may cause such differences include, but are not limited to, those discussed under the caption "Certain Factors That May Affect Future Results" as well as elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and those discussed in the Company's other filings with the Securities and Exchange Commission.

     The following discussion and analysis is based on the Company's financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

Overview

     During fiscal 1996, several actions were taken to position the Company for the future. These actions included: the acquisition of PTC-II; the formation of the Company's alliance with ChemGenics; the establishment of a business unit organizational structure; significant reductions in the Company's quarterly operating expense run rate; the introduction of several major new instrument and reagent systems and related realignment of the Company's product offering; further establishment of the Company's presence internationally; the addition of several key members to the senior management team; and the raising of approximately $17 million in net new capital through a private placement of the Company's Common Stock.

     Through the acquisition of PTC-II, the Company acquired important drug discovery, sequencing, synthesis and diagnostic technologies. The joining of these technologies with the Company's core technologies has enhanced the Company's ability to establish important strategic alliances. For example, in 1996 the Company entered into strategic alliances with ChemGenics, see "Business -- Business Development." and most recently in December 1996, with Incyte Pharmaceuticals, Inc. ("Incyte"). The ChemGenics transaction combined the Company's proprietary chemistry and drug discovery technologies with ChemGenics' gene technologies and drug discovery expertise, creating a broad set of enabling technologies for transforming genomic information and chemical diversity into therapeutic lead compounds. The Incyte alliance involves the Company's GeneSpectrometry technology and the further development of PerSeptive instruments to assist Incyte in the rapid generation of genomic data for Incyte's LifeSeq database product. PerSeptive intends to build upon its experience with development collaborations by seeking additional partnerships for the development of innovative instrument and reagent products that satisfy customer needs and accelerate the drug discovery process.

     The Company's strategy, in part, is to continue to enhance PerSeptive's role in the protein characterization marketplace through its purification, analysis and synthesis capabilities and knowledge and to apply this expertise to further address the emerging high growth markets of genomics and drug discovery. In addition, management intends to work to continue to augment the Company's core business activities through additional alliances with leaders in these fields.

     Operationally, the Company made a strategic decision during fiscal 1996 to move to a business unit management structure in order to establish more focus and accountability at the product-line level. Through this initiative, steps are being taken to rationalize the various product-line offerings and cost structures to improve the overall operating performance of the Company in the near term. Evidence of the success of this management approach has been demonstrated by the significant operating cost reductions that have been achieved since the acquisition of PTC-II in March 1996. Expenditures in the areas of research and development and selling, general and administrative expenses have been reduced on a quarterly run rate basis by approximately 25%, declining from a high of $17 million in the second quarter of fiscal 1996 to $12.6 million in the fourth quarter.

     Significant product introductions were made during the current year in all three product lines. Product introductions in the Purification product line included the Vision Workstation and the BioCad 700E. The Vision Workstation is the first chromatography system to offer simultaneous biomolecule purification and analysis in a single instrument through robotics. The BioCad 700E is an enhanced second-generation version of the Company's industry-leading BioCad system. The primary Analysis product line introduction was the Voyager-DE Biospectrometry Workstation. This Workstation is the first Time-of-Flight mass spectrometer to incorporate PerSeptive's proprietary Delayed Extraction ("DE") technology. Other Analysis product line introductions included Sequazyme Sequencing Kits and Titerfluor Assay Kits. Synthesis product line introductions included: the Pioneer Peptide Synthesizer, a new high throughput peptide synthesis system; and chemistry and reagents for PNAs, a compound for which the Company has obtained broad exclusive rights. (See "Business -PerSeptive's Technologies--DNA and Peptide Synthesis"). In connection with these product introductions, the Company recorded certain charges to cover costs associated with the phase-out of previous generation instrumentation and non-strategic products that were eliminated during the year.

Results of Operations

Years Ended September 30, 1996 and 1995

     Product Revenue

     Product revenue for fiscal 1996 was $75.9 million compared with $69.4 million for fiscal 1995, an increase of $6.5 million or 9.4%. Total product revenue growth excluding the impact of adverse currency effects was approximately $9.7 million or 14%. The principal product revenue growth was in the Company's Purification and Analysis product lines.

     From a geographic perspective, fiscal 1996 product revenue generated in North America declined by approximately $2 million or 5% from fiscal 1995 levels. This decline was principally attributable to the decline experienced in the Synthesis product line. Product revenue generated in Europe increased by approximately $5.6 million or 49% and was primarily attributable to increased product sales in the Purification and Analysis product lines. Product revenue generated in the Pacific Rim increased by $3 million or 20%, and was due to growth primarily in the Analysis product line.

     Contract Revenue

     Contract revenue for fiscal 1996 was $10.1 million compared with $20 million in fiscal 1995. The decrease in contract revenue is attributable to the elimination of contract revenue previously recorded in connection with the Company's development efforts on behalf of PTC-II, following the acquisition of PTC-II during the quarter ended March 31, 1996. See Note 15 of Notes to the Consolidated Financial Statements.

     In March 1996, the Company completed its acquisition of PTC-II, which was organized in 1993 to accelerate research and development of the application of PerSeptive's core technologies to certain commercial opportunities in large life science markets. Following the successful completion of an exchange offer for the 2,645,000 outstanding units of PTC-II, the Company acquired 2,603,125 of such units. The PTC-II shareholders who participated in the exchange offer exchanged their units for 2,603,125 shares of PerSeptive's Common Stock, and 2,603,125 new Class I Warrants to purchase PerSeptive Common Stock exercisable until August 8, 1997 at an exercise price per share of $13.50. On March 13, 1996, PTC-II became a wholly owned subsidiary of the Company. Each of the remaining 41,875 shares of callable common stock of PTC-II not exchanged in the exchange offer were automatically converted into a right to receive one share of the Company's Common Stock. The total value of the Common Stock issued in the exchange offer was approximately $16 million based on the market value of the Common Stock on March 8, 1996. The Company recorded an in-process research and development charge of approximately $6.8 million which represents the value of acquired technologies which have not reached commercialization.

     Gross Profit

     Gross profit from product sales for fiscal 1996 excluding other charges was $38.1 million, or 50.2% of product sales, as compared with $36.3 million or
52.2% of product sales for fiscal 1995.   The decline in gross profit as a
percentage of sales is primarily attributable to an increase in unabsorbed overhead associated with the increase in manufacturing capacity resulting in part from the addition of a new POROS manufacturing facility and the new synthesis plant in Hamburg, Germany. In addition, unabsorbed overhead associated with the Framingham instrumentation facility was higher during fiscal 1996. The Framingham facility was occupied beginning in March 1995, resulting in the inclusion of only six months of under-absorption in fiscal 1995 and a full year in fiscal 1996. Excess capacity currently exists within each of these facilities. This excess capacity has been put in place to support future growth within the product lines served by the respective facilities. See Notes 2 and 13 of Notes to the Consolidated Financial Statements.

     Other charges of $9.9 million reported as part of costs of goods sold relate to various charges recorded in connection with activities undertaken to realign the Company's product offerings and to record impairment charges associated with certain underutilized production assets. See Notes 2 and 13 of Notes to the Consolidated Financial Statements.

     Contract revenue gross margins during fiscal 1996 and 1995 equal the contractual markup on contract research services provided by the Company as set forth in the governing agreements between the Company and PTC-II, and the inclusion of amortization of the license fee paid by PTC-II to the Company for technology licensed to PTC-II at the time of its formation. These agreements in general provided for a 10% profit on costs incurred by the Company on behalf of PTC-II. Costs included in the cost of contract revenue for fiscal 1996 and 1995 include specifically allocable research and development expense and an allocation of general and administrative expense as provided for under the agreements.

     Research and Development Expense

     Research and development expense for fiscal 1996 was $11.3 million or 14.9% of product sales, compared to $7.0 million or 10% of product sales for fiscal 1995. The increase in research and development expense as a percent of product sales is attributable to the higher expense levels following the acquisition of PTC-II in March 1996. The gross level of quarterly research and development expenditures, which includes research and development expenditures reflected in cost of contract revenue, following the acquisition was approximately $5.5 million. Various management initiatives were implemented following the acquisition that resulted in the reduction of this quarterly expenditure run rate by approximately $2 million or 35%. The Company entered into one agreement during fiscal 1996 to license technology developed through the former PTC-II drug discovery program to ChemGenics. (See "Business -- Business Development -- ChemGenics"). Although management intends to pursue additional commercialization opportunities and alliances in order to obtain value from the technology acquired from PTC-II, the Company continues to evaluate the scope and direction of various programs. There can be no assurance that funding sources and/or third party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses for fiscal 1996 were $39.5 million or 52% of product sales, compared with $32.8 million or 47% of product sales for fiscal 1995. The increase in selling, general and administrative expense both in aggregate dollars and as a percent of product sales is attributable to various factors, including investment in the European infrastructure and sales organization which delivered a significant increase in fiscal 1996 product revenues, increased marketing expenditures associated with the introduction of several new products, investment ramp-up in domestic sales organization resources, and strategic investments in the general and administration organization to add key members to the senior management team as well as enhance the Company's management information system capabilities. On a run-rate basis, selling, general and administrative expenses declined from a high of 57% of product sales in the second quarter of fiscal 1996, to a low of 47% of product sales in the fourth quarter of fiscal 1996.

     Other Charges

     Other charges of $24.2 million were recognized during fiscal 1996 and related to charges recorded in connection with the PTC-II acquisition, a provision for the impairment of certain intangible assets, accruals for estimated legal costs related primarily to the ongoing patent enforcement action and other miscellaneous matters. Elements of the charge recorded in connection with the PTC-II acquisition included a $6.8 million in-process research and development charge and a charge for costs relating to an organizational realignment following the acquisition of approximately $3.3 million. The charge also included provisions recorded in connection with ongoing litigation matters totaling $5.2 million. The impairment charge recorded in connection with the write-off of the goodwill associated with the purchase of the In Vitro Division of Advanced Magnetics, Inc. totaled $5.3 million. Charges related to other miscellaneous matters totaled $3.6 million.

     Amortization declined by approximately $900,000 during fiscal 1996 from levels in fiscal 1995. The principal factor contributing to this decline relates to the write-off of the unamortized portion of the PTC-II purchase options as part of the PTC-II acquisition charge.

     The increase in interest expense of $515,000 is attributable to incremental interest expense associated with a full year of interest cost on capital lease obligations as well as the mortgage obtained to partially fund the construction of the Company's new synthesis plant in Hamburg, Germany.

     The Company did not record a provision for taxes in either fiscal 1996 or fiscal 1995.

     Accretion of redeemable preferred stock to its redemption value amounted to $2.1 million during fiscal 1996 as compared to $2.7 million for fiscal 1995.
The reduction in the level of accretion is principally associated with the $10 million reduction in the level preferred stock on which accretion is being calculated for the current period.

Years Ended September 30, 1995 and 1994

     Revenue

     Revenue for fiscal 1995 was $89.4 million compared with $46.1 million for fiscal 1994, an increase of $43.3 million or approximately 94%. Revenue from product sales during fiscal 1995 totaled $69.4 million as compared to $30.7 million for fiscal 1994, reflecting an increase of $38.7 million or approximately 126%. Approximately $14.2 million or 36% of the product sales increase is attributable to growth in the Company's core business lines of purification and analysis. The $14.2 million increase in purification and analysis revenues represents an increase of 52% over fiscal 1994 revenues for the same business lines and is attributable to continued growth in all of the Company's products contained therein. The remaining $24.5 million, or 64% of the increase, is attributable to incremental revenues from the Synthesis business for which the predominant source of product revenues is derived from the Synthesis products business acquired from Millipore in August 1994 and included in the Company's results since the acquisition date.

     From a geographic perspective, fiscal 1995 product revenues generated in North America constituted approximately 63% of total product revenues, Pacific Rim sourced revenue contributed approximately 22% of total product revenues and European sourced revenue comprised approximately 15% of total product revenues. Total international revenues for fiscal 1994 were insignificant as a percentage of total revenue.

     The Company entered into its first significant strategic product distribution alliance with Boehringer Mannheim GmbH during fiscal 1995. Under the terms of this agreement, Boehringer Mannheim will share the co-exclusive right, together with PerSeptive and its agents, to distribute the Company's POROS chromatography columns on a worldwide basis. The alliance did not have a significant impact on total fiscal 1995 revenues.

     Contract revenues increased to $20.0 million in fiscal 1995 from $15.3 million in fiscal 1994, an increase of $4.7 million or 30% over fiscal 1994. See
Note 16 of Notes to the Consolidated Financial Statements. The fiscal 1995 revenue increase is attributable to a full year of research and development activity performed by the Company on behalf of PTC-II versus three quarters of activity completed in fiscal 1994 following the formation of PTC-II in December of 1993. The research and development activities performed on behalf of PTC-II by the Company were funded in total by PTC-II and were related to the pursuit of applications of the Company's core technologies in biomedical fields that extend beyond the Company's core business.

     In conjunction with the formation of PTC-II in December 1993, PTC-II paid the Company $4.0 million to license technology from the Company. Included in contract research and license revenue are the 1995 and 1994 license fees of $1.3 million and $1.0 million, respectively, which represent the amortization of the license fee paid by PTC-II to the Company for the technology. Prior to the acquisition of PTC-II in March 1996, this fee was being amortized into income over the original expected life of PTC-II at a rate of $333,333 per quarter. See
Note 14 of Notes to the Consolidated Financial Statements.

     Gross Profit

     Gross profit from product sales for fiscal 1995 was $36.3 million, or 52% of product sales, as compared with $15.2 million or 49% of product sales for fiscal 1994. Fiscal 1994 gross profit reflected significant fourth quarter provisions related to charges recorded to provide for estimated inventory obsolescence and warranty obligations. Fiscal 1995 gross profit as a percent of sales was negatively impacted by changes in general product mix and pricing, manufacturing overhead absorption variances that were recorded as a fiscal 1995 period expense and increased field service expenses. Manufacturing overhead absorption variances for fiscal 1995 were attributable in part to management's efforts to reduce inventory levels from fiscal 1994 levels resulting in limited production of new units during the current period. Field service costs increased significantly over fiscal 1994, due in part to the incorporation of the synthesis products business. The level of service revenue generated during fiscal 1995 did not offset the level of cost incurred and as a result, the incremental amount of this cost component had a negative impact on fiscal 1995 margins.

     Contract revenue gross margins during fiscal 1995 and 1994 equal the contractual markup provided for in the governing documents between the Company and the respective entities for which the Company provides contract research services, after adjusting for license fees included in contract research revenue as discussed above. These agreements in general provide for a 10% profit on costs incurred by the Company on behalf of the respective parties. Costs included in cost of contract revenue for fiscal 1995 and 1994 include specifically allocable research and development expense and an allocation of general and administrative expense as provided for under the respective agreements.

     Research and Development Expense

     Research and development expense for fiscal 1995 was $7.0 million, or 10% of product sales, compared to $6.8 million or 22% of product sales for fiscal 1994. The decrease in research and development expense as a percentage of product revenue is primarily attributable to increased product revenue. The aggregate level of research and development expense during fiscal 1995 reflects the Company's continued support of the purification, analysis and synthesis product lines.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses for fiscal 1995 were $32.8 million, or 47% of product sales, compared with $27.8 million, or 90% of product sales, for fiscal 1994. Fiscal 1994 selling, general and administrative expenditures included significant provisions totaling approximately $6.1 million recorded during the third and fourth quarters, discussed in further detail below. The higher level of aggregate spending during fiscal 1995 relates to higher levels of staffing for sales, marketing and administrative functions and the inclusion of the such expenses related to fiscal 1994 acquisitions for a full year. During fiscal 1995, the Company made significant changes in its financial organization from both a personnel perspective as well as from a process perspective. The actions taken by management during the current period have resulted in significant enhancements to the Company's financial reporting capabilities as well as its internal control environment.

     Other Charges

     Other charges of $15.5 million relate primarily to charges recorded during the third quarter of fiscal 1995 in connection with the shareholder settlement that received final court approval in September 1995 and an in-process research and development charge recorded in connection with the purchase of all of the outstanding stock of PerIsis II, an independent research and development company which was established in March 1993. See Notes 13 and 15 of Notes to the Consolidated Financial Statements. Elements included in the charge recorded in connection with the shareholder settlement include common stock and warrants valued at approximately $7.0 million, cash payments of approximately $5.0 million, which were funded in part by third parties, and legal and other professional fees incurred in connection with the shareholder litigation suits that were filed in December 1994. The fiscal 1994 charges relate to in-process research and development charges recorded in connection with the purchase of the outstanding common stock of PerSeptive Technologies Corporation ("PTC") in December 1994 and Vestec Corporation in October 1993.

     Amortization of purchase options increased to $1.8 million in fiscal 1995 from $1.5 million in fiscal 1994. The increase in the amortization charge during fiscal 1995 reflects four quarters of amortization compared to three quarters of amortization activity during fiscal 1994 following the formation of PTC-II in December of fiscal 1993. This charge relates to the amortization of value attributed to the warrants issued by the Company in consideration of the options to acquire all of the outstanding shares of PTC-II or certain of its research and development programs.

     Goodwill amortization increased to $1.3 million in fiscal 1995 from $749,000 in fiscal 1994. The increase in the goodwill amortization charge relates primarily to the amortization of goodwill recorded in connection with the acquisition of the synthesis products business from Millipore offset by the reduction in amortization due to the write-off of excess purchase price to purchase research and development in the fourth quarter of 1994 in connection with the acquisition of Vestec Corporation. See Note 16 of Notes to the Consolidated Financial Statements.

     The significant increase in interest expense during fiscal 1995 is primarily due to the issuance of $27.2 million of 8-1/4% convertible subordinated notes in August 1994.

     Other income (expense) for fiscal 1995 reflected income of approximately $196,000 versus expense of $756,000 in fiscal 1994. The change is primarily due to the reversal of previously recorded unrealized losses of $540,000 on the Company's investment portfolio which were recorded during fiscal 1994. In connection with the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the recovery of these unrealized losses was recorded as other income.

     The Company did not record a net provision for income taxes during fiscal 1995. Provision for income taxes for fiscal 1994 amounted to $366,000 and represented taxes payable by certain subsidiaries which operated in foreign tax jurisdictions which were acquired with the acquisition of the synthesis products business. During fiscal 1995, the Company offset its current tax obligations with certain deferred tax benefits residing in corresponding tax jurisdictions.

     Accretion of redeemable preferred stock to its redemption value amounted to $2.7 million during fiscal 1995 as compared to $221,000 for fiscal 1994. This accretion charge represents the amortization of the difference between the face value of the preferred stock issued to Millipore in connection with the Company's August 1994 acquisition of the synthesis products business and its estimated fair value at the date of issuance using the interest method. The increase is due to a full year of accretion in fiscal 1995.

Liquidity and Capital Resources

     From inception through the end of fiscal 1996, the Company has met its funding needs primarily through private placements of equity and debt securities, public offerings of Common Stock and to a lesser extent through various other types of borrowing and financing arrangements. Management intends to pursue various funding alternatives in order to obtain adequate capital to fund the operating and capital needs of the Company. These alternatives include but are not limited to the generation of cash through managed reductions in the Company's working capital investment; bank financings; cash generation through the establishment of strategic partnerships, alliances and technology license arrangements; and the sale of securities through private placements or public offerings of debt and/or equity securities. There can be no assurance however, that management will be able to obtain adequate future funding sources on acceptable terms, if at all.

     At September 30, 1996, the Company had available cash and cash equivalents, and short-term investments totaling $24.6 million as compared with cash and cash equivalents and short-term investments totaling $23.8 million as of September 30, 1995. During the year the Company obtained infusions of cash from several sources including $11.8 million through the acquisition of PTC-II, $18.3 million in proceeds (before expenses) resulting principally from the sale of Common Stock through a private placement and approximately $1.1 million in net proceeds from various borrowing arrangements which were established during fiscal 1995. On a net basis the Company consumed approximately $30.4 million of cash during fiscal 1996. The principal uses of cash during fiscal 1996 were to: fund cash operating losses of $5.6 million; to fund working capital changes of $14.1 million resulting principally from the reduction of various accrued and other liabilities; to fund capital expenditures of $10.7 million related primarily to the completion of the synthesis plant in Hamburg, Germany, finalization of the construction of the POROS manufacturing facility in Cambridge, Massachusetts, and the establishment of a distribution facility in Framingham, Massachusetts; and to fund various other miscellaneous investments.

     The Company's net accounts receivable declined to $16.1 million at September 30, 1996 from $17.9 million as of September 30, 1995. This decline occurred from management's efforts to control the quality of receivables and enhanced collection efforts. The average days sales outstanding has been reduced to 75 days as of September 30, 1996 from 84 days as of September 30, 1995.

     The Company's net inventory declined to $21.1 million at September 30, 1996
from $22.9 million at September 30, 1995.   The net $1.8 million reduction in
inventory reflects an increase in gross inventories of approximately $2.6 million, offset by an increase in inventory reserves of a net $4.4 million during the year. The reserves established during fiscal 1996 were associated with provisions recorded to eliminate identified inventory exposures that resulted from the Company's fiscal 1996 product realignment initiatives and new
product introductions.   Management intends to continue its focus on improving
relative inventory levels during fiscal 1997 and to take aggressive actions to sell slow moving inventories.

     During fiscal 1996, the Company completed several significant capital projects that were commenced during fiscal 1995, including the synthesis manufacturing facility in Hamburg, Germany, and the POROS manufacturing facility in Cambridge, Massachusetts. No significant capital projects are planned for fiscal 1997.

     On August 22, 1994, the Company acquired the Synthesis product business from Millipore Corporation ("Millipore"). Under the acquisition agreement, the Company paid Millipore $1.1 million in cash, assumed certain liabilities of the business and issued Millipore 4,000 shares of a newly created non-voting redeemable convertible preferred stock. The preferred stock is redeemable in four equal installments on each of the first four anniversaries of the closing of the acquisition in $10 million installments payable at the Company's option in cash or Common Stock. In August 1996, the Company issued 1,248,050 shares of Common Stock to Millipore in satisfaction of the second of four annual installments related to the preferred stock issued in connection with this acquisition. In August 1995, the Company issued 912,199 shares of Common Stock to Millipore in satisfaction of the first annual installment. Management's intent is to satisfy the remaining future annual installments under this preferred stock arrangement as they become due through the issuance of Common Stock. As a result of the action taken during fiscal 1995 and management's continued intent to satisfy future installments with Common Stock, the remaining fair value of this outstanding security has been reflected as a component of the Company's equity beginning in September 1995.

     In March 1996, PTC-II merged with a wholly owned subsidiary of the Company following the completion of an exchange offer through which the approximately
2.6 million shares of PTC-II units where exchanged for 2.6 million shares of the Company's Common Stock and 2.6 million new Class I Warrants to purchase the Company's Common Stock exercisable until August 8, 1997 at an exercise price per share of $13.50. The total value of the securities issued in the exchange offer was approximately $16 million based on the market value of the Company's Common Stock on March 8, 1996. The transaction has been accounted for as a purchase and the Company has recorded an in-process research and development charge of approximately $6.8 million that represents the value of acquired technologies which have not reached commercialization. Upon consummation of this transaction, the Company obtained approximately $11.8 million in cash and short-term investments held by PTC-II as of the effective date.

     Although management intends to pursue additional commercialization opportunities and alliances in order to obtain value from the technology acquired from PTC-II, the Company continues to evaluate the scope and direction of various programs. There can be no assurance that funding sources and/or third party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

     In June 1996, the Company entered into a transaction with ChemGenics in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of ChemGenics Common Stock and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. The warrants are exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company is subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics Common Stock. In

December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company currently holds approximately 34% of the outstanding capital stock of ChemGenics, and warrants which, if exercised, would increase the Company's holdings to approximately 47% (of which warrants sufficient to increase the Company's holdings to approximately 40% are currently exercisable). On December 19, 1996, ChemGenics announced that it had filed a registration statement with the SEC for the initial public offering of ChemGenics Common Stock.

     The ChemGenics transaction was accounted for under the equity method. The book value of the assets transferred was not significant. The transaction will combine the Company's proprietary technology in the field of drug discovery with ChemGenics' gene technologies. The Company does not expect to recognize any significant impact from this transaction in its results of operations or cash flows in the near term with the exception of the potential payment of the promissory note described above.

     In August 1996, the Company completed a private placement under Regulation D of the Securities Act of 1933, as amended, of 2,579,286 shares of Common Stock at $7.00 per share. The Company received net proceeds of approximately $17 million, after estimated fees and expenses related to the transaction. The Company intends to use the net proceeds of the private placement for working capital and other general corporate purposes. The Company has filed a registration statement on Form S-3 with the SEC covering the resale of the shares sold in the private placement which statement became effective on September 13, 1996.

     At September 30, 1996, the Company had net operating loss carry forwards of approximately $ 66 million for tax purposes. The net operating losses expire through 2011. In addition, the Company has research and tax development credit carryforwards which expire through 2011 of approximately $863,000. See Note 7 of Notes to the Consolidated Financial Statements.

     The Company believes that its capital resources are sufficient to fund its operations through the end of fiscal 1997. The Company believes that additional financing will be required for the development of some of its currently planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the ability to reduce working capital investment levels, the success of cost containment initiatives, the competitive environment and the growth in the Company's business, any of which factors may cause the Company's actual future capital resources and needs to differ materially, notwithstanding the forward looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. The Company is actively seeking to raise additional capital through various initiatives, including through an equity or debt financing in the near future and/or corporate partnering arrangements. There can be no assurance, however, that the Company will be able to successfully raise additional capital at acceptable terms, and any failure to do so could have adverse consequences on planned future product introductions and the Company's growth and operations. In the event that additional financing is not obtained, the Company is committed to take actions to significantly reduce its cost structure in the future.


Certain Factors That May Affect Future Results

     Additional Financing Requirements. The Company believes additional long-term financing will be required for the development of some of its currently planned product introductions and to support its planned operations and capital expenditures in its core business relating to the purification, analysis and synthesis of biomolecules. The Company is actively seeking to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurances that this funding will be made available or that terms acceptable to the Company will be reached.

     Potential Fluctuations in Operating Results. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of biopharmaceutical development and commercialization programs of the Company's customers, the timing of increased research and development and sales and marketing expenses, the timing and size of orders, the introduction of new products by the Company and the capital resources of the Company's customers. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue or profits may vary significantly from quarter to quarter or year to year and revenue or profits in any period will not necessarily be predictive of results in subsequent periods.

     Uncertainties Associated With Future Performance. The Company expects to continue to improve operating results in future periods; however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future. The Company's success in the market for biopharmaceutical purification, analysis and synthesis products will depend, in part, on attracting and maintaining key employees, continued development of foreign sales operations, successful integration of recent acquisitions, continued support from current customers, development of new customers and successful enforcement of the Company's patent rights. See "Legal Proceedings" and Note 14 of Notes to the Consolidated Financial Statements.

     Need to Integrate Acquisitions. In recent years, the Company has made several acquisitions that have increased the number of the Company's employees or the scope of its business, or both. The Company may make additional acquisitions in the future. The success of these acquisitions will depend on a number of factors, including the ability of the Company's management to integrate the administrative, manufacturing and sales operations of the acquired businesses with those of the Company, to retain key personnel of the acquired businesses, to reduce costs and to preserve and expand the sales of the products of the acquired businesses. There can be no assurance that the Company will be able to successfully operate acquired businesses or that the Company will not experience losses as a result of these acquisitions. With respect to the acquisition of PTC-II, the success of the combined businesses will depend, in part, on the continued availability of funding sources for the research and development projects. The Company has licensed the technology developed through PTC-II to ChemGenics for drug discovery purposes. See "Business--Business Development--ChemGenics" and Note 16 of Notes to the Consolidated Financial Statements. If other research and development programs formerly funded by PTC-II are continued by the Company, they will be required to be funded in total by the Company and it will be required to rely on its own resources or seek alternative sources of capital and/or collaborative funding. There is no assurance that sufficient sources of capital and other funding will be available to the Company in the near term or long term to fund all the Company's current research and development programs and those acquired from PTC-II.

     Uncertainties Associated with Expansion of Marketing and Manufacturing Operations. The Company intends to continue expanding its sales and marketing efforts in the United States and other countries. The Company's ability to accomplish this objective is dependent on many factors, including, among others: attracting and retaining a significant number of additional sales and marketing professionals; expanding foreign sales operations; and developing distributor relationships in certain markets. This continued expansion will involve significant additional expense and the risks inherent in integrating new sales and marketing personnel into the Company's existing organization. Increasing sales may also require expansion of the Company's manufacturing capabilities for the Biospectrometry product line, which would require significant capital expenditures and management attention. There can be no assurance that the Company will be able to accomplish its sales, marketing and manufacturing objectives.

     Potential Costs Associated with Patent Litigation. Patent litigation is widespread in the biotechnology industry and, in general, it is not possible to predict how any such litigation would affect the Company's business. The Company has sued two competitors for infringement of Company patents relating to Perfusion Chromatography. The defendants in that suit are seeking to have these patents declared invalid and have asserted counterclaims against the Company. The Company may incur substantial additional expenses relating to this and other proceedings. There can be no assurance that the outcome of the litigation will not have a material adverse effect on the Company. See "Legal Proceedings."

     Patent and License Uncertainties. Proprietary rights relating to the Company's products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that any pending patent applications filed by the Company will result in patents being issued or that any patents now or hereafter owned by the Company will afford protection against competitors. In the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company has established a policy of vigorously enforcing its patent rights. See "Legal Proceedings" and
Note 14 of Notes to the Consolidated Financial Statements. If the Company participates in interference or other proceedings under the jurisdiction of the U.S. Patent and Trademark Office, such proceedings could result in substantial costs to the Company. Competitors, including those with substantially greater resources than those of the Company, may initiate litigation to challenge the validity of the Company's patents. Others may use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents, of which the Company is not aware, held by parties not affiliated with the Company that relate to the Company's products or technology. The Company may need to acquire licenses to, or contest the validity of, any such patents. It is likely that significant funds would be required to contest the validity of any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest.

     Pending Governmental Investigation. Since November 1994, the SEC has been conducting an investigation into certain financial matters of the Company. If, after completion of its investigation, the SEC finds that violations of the federal securities laws have occurred, the SEC has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The SEC may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. The Company has been cooperating fully with the investigation. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. See "Legal Proceedings."

     Intense Competition and Risk of Technological Obsolescence. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or non-competitive. Many of the Company's competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than those of the Company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is contained in the financial statements included elsewhere in this Annual Report on Form 10-K.

Consolidated Financial Statements.

     Report of Independent Accountants.

     Report of Independent Accountants.

     Consolidated Balance Sheets at September 30, 1996 and 1995.

     Consolidated Statements of Operations for the years ended
       September 30, 1996, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended
       September 30, 1996, 1995 and 1994.

     Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1996, under the heading "Election of Directors."

Executive Officers

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1996, under the heading "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1996, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1996, under the headings "Securities Ownership of Management" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC within 120 days after the close of the Company's fiscal year ended September 30, 1996, under the headings "Securities Ownership of Management" and "Election of Directors."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  1.   Consolidated Financial Statements.
              For the following financial information included herein, see Index on page F-1:

              Report of Independent Accountants.

              Report of Independent Accountants.

              Consolidated Balance Sheets at September 30, 1996 and 1995.

              Consolidated Statements of Operations for the years ended
                 September 30, 1996, 1995 and 1994.

              Consolidated Statements of Changes in Stockholders' Equity
                 for the years ended September 30, 1996, 1995 and 1994.

              Consolidated Statements of Cash Flows for the three years
                 ended September 30, 1996, 1995 and 1994.

              Notes to the Consolidated Financial Statements.

         2.   Financial Statement Schedules.
              For the following financial information included herein, see Index on page F-1:

              II    - Valuation and Qualifying Accounts.

                    All other schedules are omitted because
                    they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

         3.   List of Exhibits.

              Exhibit
              Number       Description of Exhibit
              ------       ----------------------

              2.1 Agreement and Plan of Reorganization dated as of October 8, 1993 by and among the Company, PV Merger Corporation and Vestec Corporation, as amended (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

              2.2 Agreement and Plan of Merger by and among the Company, PV Merger Corporation and Vestec Corporation (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

              2.3 Escrow and Exchange Agreement by and among the Company, Vestec Corporation, Marvin L. Vestal as the representative of the stockholders of Vestec, American Stock Transfer & Trust Company and the stockholders of Vestec Corporation whose names appear on the signature pages thereto (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

              2.4 Registration Rights Agreement by and among the Company, PV Merger Corporation and Vestec Corporation (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

              2.5 Asset Purchase Agreement dated as of October 15, 1993 by and between the Company and Advanced Magnetics, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 1993, as amended and incorporated herein by reference).

              2.6 Asset Purchase and Sale Agreement dated as of July 14, 1994 by and among the Company, Millipore Corporation and Millipore Investment Holdings Limited (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 22, 1994, as amended and incorporated herein by reference).

              2.7 Registration Rights Agreement by and among the Company, Millipore Corporation and Millipore Investment Holdings Limited dated August 22, 1994 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated August 22, 1994, as amended and incorporated herein by reference).

              2.8 Registration Rights Agreement by and among the Company, Alex. Brown & Sons Incorporated and Lehman Brothers Inc. dated August 26, 1994 (filed as Exhibit
                           4.2 to the Company's Registration Statement No. 33-74600 on Form S-3 and incorporated herein by reference).

              2.9 Agreement and Plan of Merger, dated as of November 1, 1995 among the Company, PerSeptive Acquisition Corporation and PerSeptive Technologies II Corporation (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

              2.10 Amendment No. 1 to Agreement and Plan of Merger, dated January 29, 1996 among the Company, PerSeptive Acquisition Corporation and PerSeptive Technologies II Corporation (filed as Exhibit 2.1 to the Company's Registration Statement No. 333-1016 on Form S-4 and incorporated herein by reference).

              3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2, 4.2 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

              3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-80856 on Form S-8 and incorporated herein by reference).

              3.3          Amended and Restated By-Laws of the Company (filed as
                           Exhibit 3.4, 4.4 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

              3.4 Certificate of Designations for the Series A Redeemable Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on August 19, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 22, 1994, as amended, and incorporated herein by reference).

              3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 8, 1995 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference).

              3.6 Certificate of Designations for the Series B Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 2, 1995 (exhibit to Exhibit 4.9) (filed as Exhibit
                           3.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

              3.7 Amended Certificate of Designation for the Series B Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 24, 1995 (filed as Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

              4.1 Description of Capital Stock contained in the Company's Amended and Restated Certificate of Incorporation, as amended, filed as Exhibits 3.1 through 3.7 hereto.

              4.2 Form of Class A Warrants for the purchase of the Company's Common Stock dated as of December 23, 1992 issued to the stockholders of PTC-I (filed as Exhibit
                           4.1 to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1993 and incorporated herein by reference).

              4.3 Form of Class C Warrants for the purchase of the Company's Common Stock dated as of March 15, 1993 issued to the stockholders of PerIsis II (filed as Exhibit 4.3 to the Company's Report on Form 10-Q for the three-month period ended March 31, 1993 and incorporated herein by reference).

              4.4 Warrant Agreement relating to the issuance of Class E Warrants of the Company dated as of December 29, 1993, as executed (supersedes Exhibit 4.7 to Amendment No. 1 to the Company's Registration Statement Nos. 33-71812, 33-71814 on Form S-1/S-3)
                           (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1994 and incorporated herein by reference).

              4.5          Specimen Class E Warrant Certificate (filed as
                           Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement Nos. 33-71812, 33-71814 on Form S-1/S-3 and incorporated herein by reference).

              4.6 Specimen Unit Certificate (filed as Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement Nos. 33-71812, 33-71814 on Form S-1/S-3 and incorporated herein by reference).

              4.7 Indenture dated as of August 26, 1994 between the Company and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

              4.8 Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company, (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated as of February 23, 1995 and incorporated herein by reference).

              4.9 Warrant Purchase Agreement relating to the issuance of Class F Warrants (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

              4.10 Form of Class F Warrant (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

              4.11 Warrant Agreement dated as of September 11, 1995 between the Company and American Stock Transfer & Trust Company relating to the Class G Warrants (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of September 11, 1995 and incorporated herein by reference).

              4.12         Specimen of Class G Warrant Certificate (filed as
                           Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of September 11, 1995 and incorporated herein by reference).

              4.13         Form of Amendment to Class C Warrants (filed as
                           Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

              4.14 Class H Warrant dated as of September 1, 1995 (filed as Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

              4.15 Amendment No. 1, dated as of September 27, 1995, to the Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

              4.16 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company relating to the Company's Class I Warrants (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-1016 on Form S-4 and incorporated herein by reference).

              4.17         Specimen of Class I Warrant Certificate (filed as
                           Exhibit 4.8 to the Company's Registration Statement No. 333-1016 on Form S-4 and incorporated herein by reference).

             10.1+ 1989 Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

             10.2+ 1992 Stock Plan of the Company, as amended on February 8, 1996 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996 and incorporated herein by reference).

             10.3+         1992 Employee Stock Purchase Plan (filed as Exhibit
                           10.3 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

             10.4+ 1992 Non-Employee Director Stock Option Plan, as amended on March 11, 1996 (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996 and incorporated herein by reference).

             10.5 Consulting Agreement with Dr. Fred E. Regnier dated June 1, 1988 (filed as Exhibit 10.7 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

             10.6 License Agreement with Purdue Research Foundation dated as of June 16, 1990 (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

             10.7 Sublease Agreement with the Massachusetts Institute of Technology dated October 1, 1990 (filed as Exhibit
                           10.10 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

             10.8 Form of Indemnity Agreement with directors and officers (filed as Exhibit 10.15 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

             10.9 Product License and Supply Agreement between Millipore Corporation and the Company granting the Company an exclusive worldwide royalty free license within the Life Science market to use certain patented technology to process membrane products and to carry out certain processes useful to DNA synthesis operations and providing for the supply of membrane products (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.10 OEM Purchase and Supply Agreement between BioSearch, Inc. and the Waters Chromatography Division of Millipore Corporation with respect to the supply of certain high performance liquid chromatography components, machined parts and other materials to BioSearch, Inc. (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.11 Assignment of Settlement Agreement between Millipore Corporation, University Patents, Inc. and Applied Biosystems, Inc. ("ABI") involving cross license of certain patents, granting ABI a license under U.S. Patent No. 4,725,677, "Process for the Preparation of Oligonucleotides" and Millipore a license under U.S. Patent Nos. 4,458,066 and 4,415,732 (filed as Exhibit
                           10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.12 License Agreement dated January 23, 1991 between the University of Minnesota and Millipore Corporation granting Millipore an exclusive worldwide license to make, use and sell products under U.S. Patent Nos. 5,235,028, 5,196,566 and 5,117,009 and related pending applications covering support structures for peptide synthesis operations (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.13 License Agreement dated January 1, 1988 between Hoffman-La Roche Inc. and Millipore Corporation granting Millipore a non-exclusive license to make, use and sell so-called FMOC chemistries on laboratory instruments (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.14 License Agreement dated March 9, 1992 between Novabiochem AG and Millipore Corporation granting Millipore a non-exclusive license to make, use and sell instruments for the monitoring of certain peptide reactions related to the synthesis of peptides (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.15 License Agreement dated December 17, 1991 between Ole Burkhardt, Peter E. Nielsen, Rolf H. Berg, Michael Egholm and Millipore Corporation granting an exclusive, worldwide license Danish Patent Application No. 0986/91 "Oligonucleotide Analogs Termed PNA" and corresponding international counterparts (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.16 Lease Agreement between the Company and the Massachusetts Institute of Technology dated March 19, 1993 for space located at 12 Emily Street, Cambridge, Massachusetts (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.17 Lease Agreement between the Company and 500 Old Connecticut Path Limited Partnership for space located at 500 Old Connecticut Path, Framingham, Massachusetts (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

             10.18 Master Lease Agreement between the Company and Hambrecht & Quist Guaranty Finance, L.P. dated March 31, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

             10.19 Security Agreement between the Company and Hambrecht & Quist Guaranty Finance, L.P. dated March 31, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

             10.20 Stipulation and Compromise of Settlement dated as of June 14, 1995 relating to the action entitled In re:
                           PerSeptive Biosystems, Inc. Securities Litigation, Civ. Action No. 94-12575(PBS), brought in the U.S. District Court for the District of Massachusetts (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of September 11, 1995 and incorporated herein by reference).

             10.21 Credit Agreements between the Company's subsidiary PerSeptive Biosystems GmbH - Hamburg (formerly, "BioSearch GmbH") IKB Deutsche Industriebank and Dresdner Bank (filed as Exhibit 10.27 to Form 10K/A Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

             10.22 Master Agreement, dated as of May 7, 1996, between the Company and ChemGenics Pharmaceuticals a d/b/a of Myco Pharmaceuticals Inc. (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated as of
                           June 28, 1996 and incorporated herein by reference).

             10.23* Omnibus Amendment Agreement dated December 18, 1996 between the Company and ChemGenics Pharmaceuticals, Inc.

             21*           Subsidiaries of the Company.

             23.1*         Consent of Coopers & Lybrand L.L.P.

             23.2*         Consent of Price Waterhouse LLP.

             24 Power of Attorney (included in the signature page to the Company's Annual Report on Form 10-K for the year ended September 30, 1996).

             --------------------------------

             *Indicates exhibits filed herewith.  All other exhibits have been previously filed unless otherwise indicated.
             +Indicates a management contract or compensatory plan or
              arrangement.

    (b)   Reports on Form 8-K.

             Current Report on Form 8-K dated August 16, 1996 reporting under
             Item 5 (i) the completion of the Company's private placement of 2,579,286 shares of its Common Stock, and (ii) the issuance by the Company of 1,248,050 shares of its Common Stock, to Millipore Corporation in payment of the second $10 million installment due upon redemption by Millipore Corporation of 1,000 shares of the Company's Series A Redeemable Convertible Preferred Stock, $.01 par value per share.

    (c)   Exhibits.

          The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3), above and denoted with an asterisk.

    (d)   Financial Statement Schedules.

            The Company hereby files as financial statement schedules to this Annual Report on Form 10-K those financial statement schedules listed in Item 14(a)(2), above, which are attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Framingham, Commonwealth of Massachusetts, on the 26th day of December, 1996.

                                PERSEPTIVE BIOSYSTEMS, INC.


                                By:  /s/ Noubar B. Afeyan
                                     ----------------------------
                                     Noubar B. Afeyan
                                     Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of the Registrant, hereby severally constitute and appoint Noubar B. Afeyan, John F. Smith and Thomas G. Ruane, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable the Company to comply with the provisions of the Securities and Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                 Title                                Date
---------                 -----                                ----


/s/ Noubar B. Afeyan      Chief Executive Officer (Principal   December 26, 1996
-----------------------   Executive Officer), Director and
   Noubar B. Afeyan       Chairman of the Board of
                          Directors



/s/ John F. Smith         President and Director               December 26, 1996
-----------------------
   John F. Smith


/s/ Thomas G. Ruane       Senior Vice President                December 26, 1996
-----------------------   and Chief Financial
   Thomas G. Ruane        Officer (Principal Financial
                          and Accounting Officer)

/s/ Daniel I.C. Wang        Director                           December 26, 1996
------------------------
   Daniel I.C. Wang


/s/ Edwin M. Kania, Jr.     Director                           December 26, 1996
------------------------
   Edwin M. Kania, Jr.


/s/ William F. Pounds       Director                           December 26, 1996
------------------------
   William F. Pounds


/s/ Bruce J. Ryan           Director                           December 26, 1996
------------------------
   Bruce J. Ryan

                          PERSEPTIVE BIOSYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants
                                 -------------------------------------------------------------------------------    F-2

Report of Independent Accountants
                                 -------------------------------------------------------------------------------    F-3

Consolidated Balance Sheets at September 30, 1996 and 1995
                                                          ------------------------------------------------------    F-4

Consolidated Statements of Operations for the years ended
   September 30, 1996, 1995 and 1994
                                    ----------------------------------------------------------------------------    F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
   September 30, 1996, 1995 and 1994
                                    ----------------------------------------------------------------------------    F-6

Consolidated Statements of Cash Flows for the years ended
   September 30, 1996, 1995 and 1994
                                    ----------------------------------------------------------------------------    F-7

Notes to the Consolidated Financial Statements
                                              ------------------------------------------------------------------    F-8

Financial Statement Schedules:

Report of Independent Accountants
                                 -------------------------------------------------------------------------------    S-1

Report of Independent Accountants
                                 -------------------------------------------------------------------------------    S-2

   II - Valuation and Qualifying Accounts
                                         -----------------------------------------------------------------------    S-3

All other schedules are omitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PerSeptive Biosystems, Inc.:

We have audited the accompanying consolidated balance sheets of PerSeptive Biosystems, Inc. as of September 30, 1996 and 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of PerSeptive Biosystems, Inc. for the year ended September 30, 1994 were audited by other independent accountants whose report, dated December 28, 1994 except for Note 13, as to which the date is August 11, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PerSeptive Biosystems, Inc. as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                                    /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts                                   COOPERS & LYBRAND L.L.P.
November 20, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PerSeptive Biosystems, Inc.:

In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended September 30, 1994 present fairly, in all material respects, the results of operations and cash flows of PerSeptive Biosystems, Inc. and its subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of PerSeptive Biosystems, Inc. and its subsidiaries for any period subsequent to September 30, 1994.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Boston, Massachusetts
December 28, 1994, except for
 Note 13, as to which the date
 is August 11, 1995

                          PerSeptive Biosystems, Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                         September 30,    September 30,
                                                                                              1996             1995
                                                                                         -------------    --------------
Assets:
Current assets:
      Cash and cash equivalents                                                               $5,384           $12,215
      Short-term investments, available-for-sale                                              19,273            11,601
      Trade accounts receivable, net of allowance for doubtful accounts
        of $2,386 and $1,690 at September 30, 1996 and 1995, respectively                     16,052            17,865
      Inventories, net                                                                        21,074            22,911
      Other current assets                                                                     2,107             1,913
                                                                                         -------------    --------------
          Total current assets                                                                63,890            66,505

Fixed assets, net                                                                             32,017            35,584
Patent and license costs, net                                                                  5,913             6,681
Goodwill, net                                                                                 18,518            25,144
Other long-term assets                                                                         1,317             4,295
                                                                                         -------------    --------------
          Total assets                                                                      $121,655          $138,209
                                                                                         =============    ==============

Liabilities and stockholders' equity:
Current liabilities:
      Accounts payable                                                                        $9,292            $9,351
      Accrued expenses                                                                        18,699            16,154
      Advances from PerSeptive Technologies II Corporation                                                       1,779
      Current portion of deferred revenue                                                      1,158             2,485
      Short-term borrowing                                                                     5,032             3,943
      Accrued purchase cost                                                                     -                3,423
      Current portion of obligations and other current liabilities                             3,137             2,274
                                                                                         -------------    --------------
          Total current liabilities                                                           37,318            39,409
Long-term liabilities:
      Convertible subordinated notes                                                          27,230            27,230
      Long-term debt                                                                           5,574             3,170
      Capital lease obligations, less current portion                                            361             2,159
      Deferred revenue and other liabilities                                                     887             1,134
                                                                                         -------------    --------------
          Total long-term liabilities                                                         34,052            33,693

Commitments & contingencies (Note 12)

Stockholders' equity:
      Redeemable convertible preferred stock, $10 par value; 4000 shares authorized; 2,000 and 3,000 shares issued and outstanding at
        September 30, 1996 and 1995, respectively; redemption value
        $20,000 and $30,000 at September 30, 1996 and 1995, respectively                      18,053            25,992
      Common stock, $.01 par value; 100,000,000 shares authorized;
        21,315,456 and 13,909,764 shares issued and outstanding
        at September 30, 1996 and 1995, respectively                                             213               140
      Additional paid-in capital                                                             158,556           111,372
      Accumulated deficit                                                                   (125,094)          (72,566)
                                                                                         -------------    --------------
                                                                                              51,728            64,938
      Cumulative translation adjustment                                                       (1,373)              225
      Unrealized loss on investments                                                             (70)                -
      Deferred compensation                                                                                        (56)
                                                                                         -------------    --------------
          Total stockholders' equity                                                          50,285            65,107
                                                                                         -------------    --------------
          Total liabilities and stockholders' equity                                        $121,655          $138,209
                                                                                         =============    ==============

   The accompanying notes are an integral part of these financial statements

                           PerSeptive Biosystems, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                               Year ended September 30,
                                                       ---------------------------------------------------------------------
                                                              1996                     1995                    1994
                                                       --------------------    ---------------------    --------------------
Revenue:
       Product revenue                                             $75,916                  $69,430                 $30,707
       Contract revenue                                             10,102                   19,999                  15,348
                                                       --------------------    ---------------------    --------------------
                                                                    86,018                   89,429                  46,055
                                                       --------------------    ---------------------    --------------------
Cost of goods sold:
       Cost of product revenue                                      37,813                   33,169                  15,524
       Cost of contract revenue                                      8,571                   16,968                  13,009
       Other charges                                                 9,906
                                                       --------------------    ---------------------    --------------------
                                                                    56,290                   50,137                  28,533
                                                       --------------------    ---------------------    --------------------
           Gross profit                                             29,728                   39,292                  17,522

Operating expenses:
       Research and development                                     11,342                    6,999                   6,828
       Selling, general and administrative                          39,518                   32,771                  27,757
       Other charges                                                24,239                   15,459                  14,681
       Amortization                                                  2,158                    3,080                   2,209
                                                       --------------------    ---------------------    --------------------
                                                                    77,257                   58,309                  51,475
                                                       --------------------    ---------------------    --------------------
           Loss from operations                                    (47,529)                 (19,017)                (33,953)
                                                       --------------------    ---------------------    --------------------

Other income (expense):
       Interest income                                                $482                   $1,209                   1,316
       Interest expense                                             (3,473)                  (2,958)                   (253)
       Other income (expense), net                                      53                      196                    (756)
                                                       --------------------    ---------------------    --------------------

Loss before provision for income taxes                             (50,467)                 (20,570)                (33,646)

Provision for income taxes                                             -                        -                      (366)
                                                       --------------------    ---------------------    --------------------

Net loss                                                          ($50,467)                ($20,570)               ($34,012)
                                                       ====================    =====================    ====================

Net loss per common share                                           ($3.22)                  ($1.88)                 ($2.88)
                                                       ====================    =====================    ====================

Weighted average common shares outstanding                          16,296                   12,340                  11,903
                                                       ====================    =====================    ====================


  The accompanying notes are an integral part of these financial statements.

                           PerSeptive Biosystems, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
           For the Three Years in the Period Ended September 30, 1996
                                 (in thousands)

                                                                            Redeemable
                                                                           Convertible
                                                                         Preferred Stock                     Common Stock
                                                                     Shares          Par Value          Shares          Par Value
                                                                   -----------     --------------    -------------    -------------
Balance at September 30, 1993                                           -                   $0             11,242             $112
Issuance of common stock pursuant to the purchase of the
  assets of the In Vitro Clinical Diagnostics Division of
  Advanced Magnetics, Inc.                                                                                    152                2
Issuance of common stock pursuant to the
  acquisition of Vestec Corporation                                                                           203                2
Issuance of common stock pursuant to the
  acquisition of PTC                                                                                          356                3
Issuance of warrants in exchange for options to purchase
  research and development technology of PTC II
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                                    144                1
Accretion on redeemable convertible preferred stock
Amortization of deferred compensation
Net loss

                                                                   -----------     --------------    -------------    -------------
Balance at September 30, 1994                                           -                  -               12,097              120
Modification of warrants in connection with the
  acquisition of Perlsis II
Issuance of warrants pursuant to shareholder
  litigation settlement
Issuance of common stock pursuant to shareholder
  litigation settlement                                                                                       494                5
Reclassification of redeemable preferred stock pursuant
  to the acquisition of the synthesis products business                 3,000             25,709
Conversion of preferred stock into common stock                                                               912                9
Sale of common stock pursuant to stock
  purchase agreement                                                                                          158                2
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                                    249                4
Accretion on redeemable convertible preferred stock                                          283
Cumulative translation adjustment
Amortization of deferred compensation
Net loss

                                                                   -----------     --------------    -------------    -------------
Balance at September 30, 1995                                           3,000             25,992           13,910              140
Issuance of contengent consideration relating to the
  acquisition of AMI                                                                                          373                4
Issuance of common stock pursuant to the
  acquisition of PTC II                                                                                     2,640               26
Issuance of common stock, through a private placement,
  net of issuance costs                                                                                     2,579               26
Conversion of warrants into common stock                                                                      331                3
Conversion of preferred stock into common stock                        (1,000)           (10,000)           1,248               12
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                                    235                2
Accretion on redeemable convertible preferred stock                                        2,061
Cumulative translation adjustment
Unrealized loss on investments
Amortization of deferred compensation
Net loss

                                                                   -----------     --------------    -------------    -------------
Balance at September 30, 1996                                           2,000            $18,053           21,316             $213
                                                                   ===========     ==============    =============    =============

                                                                        Additional                             Cumulative
                                                                          Paid-in          Accumulated        Translation
                                                                          Capital            Deficit           Adjustment
                                                                      ---------------    ----------------    --------------
Balance at September 30, 1993                                                $65,939            ($15,113)               $0
Issuance of common stock pursuant to the purchase of the
  assets of the In Vitro Clinical Diagnostics Division of
  Advanced Magnetics, Inc.                                                     4,155
Issuance of common stock pursuant to the
  acquisition of Vestec Corporation                                            3,724
Issuance of common stock pursuant to the
  acquisition of PTC                                                           9,097
Issuance of warrants in exchange for options to purchase
  research and development technology of PTC II                                5,290
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                     1,538
Accretion on redeemable convertible preferred stock                                                 (221)
Amortization of deferred compensation
Net loss                                                                                         (34,012)

                                                                      ---------------    ----------------    --------------
Balance at September 30, 1994                                                 89,743             (49,346)           -
Modification of warrants in connection with the
  acquisition of Perlsis II                                                    1,870
Issuance of warrants pursuant to shareholder
  litigation settlement                                                        2,000
Issuance of common stock pursuant to shareholder
  litigation settlement                                                        5,071
Reclassification of redeemable preferred stock pursuant
  to the acquisition of the synthesis products business
Conversion of preferred stock into common stock                                9,991
Sale of common stock pursuant to stock
  purchase agreement                                                           1,998
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                       699
Accretion on redeemable convertible preferred stock                                               (2,650)
Cumulative translation adjustment                                                                                      225
Amortization of deferred compensation
Net loss                                                                                         (20,570)

                                                                      ---------------    ----------------    --------------
Balance at September 30, 1995                                                111,372             (72,566)              225
Issuance of contengent consideration relating to the
  acquisition of AMI                                                           3,461
Issuance of common stock pursuant to the
  acquisition of PTC II                                                       15,534
Issuance of common stock, through a private placement,
  net of issuance costs                                                       16,822
Conversion of warrants into common stock
Conversion of preferred stock into common stock                                9,988
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                     1,379
Accretion on redeemable convertible preferred stock                                               (2,061)
Cumulative translation adjustment                                                                                   (1,598)
Unrealized loss on investments
Amortization of deferred compensation
Net loss                                                                                         (50,467)

                                                                      ---------------    ----------------    --------------
Balance at September 30, 1996                                               $158,556           ($125,094)          ($1,373)
                                                                      ===============    ================    ==============


                                                                          Unrealized
                                                                            Loss on           Deferred            Total
                                                                          Investments       Compensation          Equity
                                                                        ---------------   -----------------    ------------
Balance at September 30, 1993                                                       $0               ($280)       $50,658
Issuance of common stock pursuant to the purchase of the
  assets of the In Vitro Clinical Diagnostics Division of
  Advanced Magnetics, Inc.                                                                                          4,157
Issuance of common stock pursuant to the
  acquisition of Vestec Corporation                                                                                 3,726
Issuance of common stock pursuant to the
  acquisition of PTC                                                                                                9,100
Issuance of warrants in exchange for options to purchase
  research and development technology of PTC II                                                                     5,290
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                                          1,539
Accretion on redeemable convertible preferred stock                                                                  (221)
Amortization of deferred compensation                                                                  112            112
Net loss                                                                                                          (34,012)

                                                                        ---------------   -----------------    ------------
Balance at September 30, 1994                                                   -                     (168)        40,349
Modification of warrants in connection with the
  acquisition of Perlsis II                                                                                         1,870
Issuance of warrants pursuant to shareholder
  litigation settlement                                                                                            2,000
Issuance of common stock pursuant to shareholder
  litigation settlement                                                                                            5,076
Reclassification of redeemable preferred stock pursuant
  to the acquisition of the synthesis products business                                                           25,709
Conversion of preferred stock into common stock                                                                   10,000
Sale of common stock pursuant to stock
  purchase agreement                                                                                               2,000
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                                           703
Accretion on redeemable convertible preferred stock                                                               (2,367)
Cumulative translation adjustment                                                                                    225
Amortization of deferred compensation                                                                  112           112
Net loss                                                                                                         (20,570)

                                                                        ---------------   -----------------    ------------
Balance at September 30, 1995                                                   -                      (56)       65,107
Issuance of contengent consideration relating to the
  acquisition of AMI                                                                                               3,465
Issuance of common stock pursuant to the
  acquisition of PTC II                                                                                           15,560
Issuance of common stock, through a private placement,
  net of issuance costs                                                                                           16,848
Conversion of warrants into common stock                                                                               3
Conversion of preferred stock into common stock                                                                      -
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                                          1,381
Accretion on redeemable convertible preferred stock                                                                   -
Cumulative translation adjustment                                                                                 (1,598)
Unrealized loss on investments                                                     (70)                              (70)
Amortization of deferred compensation                                                                   56            56
Net loss                                                                                                         (50,467)

                                                                        ---------------   -----------------    ----------
Balance at September 30, 1996                                                     ($70)                 $0       $50,285
                                                                        ===============   =================    ==========



   The accompanying notes are an integral part of these financial statements.

                           PerSeptive Biosystems, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             Year ended September 30,
                                                                                 -------------------------------------------------
                                                                                     1996              1995             1994
                                                                                 --------------  ---------------- ----------------
Cash flows from operating activities:
   Net loss                                                                          ($ 50,467)        ($ 20,570)       ($ 34,012)
   Adjustments to reconcile net loss to net cash
     used in operating activities, net of acquired amounts:
       Net (gain) loss on securities available-for-sale                                      6              (537)             756
       Depreciation and amortization                                                    10,530            11,009            5,514
       Bad debt expense                                                                  1,275               438            1,578
       Non-cash portion of other charges                                                33,073             8,946           14,681
    Changes in assets and liabilities:
       Increase in accounts receivable                                                     220            (6,589)          (9,447)
       Decrease (increase) in inventories                                               (5,263)            3,059          (11,429)
       Increase in other current assets                                                   (194)
       Decrease (increase) in other assets                                                 582              (651)           1,597
       Increase (decrease) in accounts payable                                             (59)           (2,979)           4,950
       Increase (decrease) in accrued expenses                                          (6,935)            2,592           12,284
       Increase (decrease) in other liabilities                                         (2,488)              571              -
                                                                                 --------------  ---------------- ----------------
   Net cash used in operating activities                                               (19,720)           (4,711)         (13,528)
                                                                                 --------------  ---------------- ----------------
Cash flows from investing activities:
    Purchase of fixed assets, net                                                      (10,725)          (21,328)         (12,076)
    Cash and securities available-for-sale acquired from PTC II                         11,851
    Cash acquired from PTC                                                                                                  2,238
    Purchase of securities available-for-sale                                          (88,498)          (53,156)         (49,563)
    Proceeds from sale and maturities of securities available-for-sale                  80,750            72,152           50,378
    Cash paid to retire debt of Vestec at acquisition date                                                                 (1,621)
    Cash paid for acquisition of Biosearch, net of cash acquired                                                             (588)
    Increase in patents and licenses                                                       (27)           (1,442)            (467)
                                                                                 --------------  ---------------- ----------------
   Net cash used in investing activities                                                (6,649)           (3,774)         (11,699)
                                                                                 --------------  ---------------- ----------------

Cash flows from financing activities:
    Proceeds from capital lease financing                                                  373             5,000
    Principal payments under capital lease obligations                                  (2,173)             (687)            (281)
    Net proceeds from facility financing                                                 2,404             3,170
    Payment of finance costs                                                              (225)             (254)          (1,253)
    Net proceeds from short-term borrowing                                               1,089             3,943
    Proceeds from issuance of convertible subordinated note,
      net of issuance costs                                                                                                 27,230
    Proceeds from issuance of common stock                                              18,298             2,706             1,539
                                                                                 --------------  ---------------- ----------------
   Net cash provided by financing activities                                            19,766            13,878            27,235
                                                                                 --------------  ---------------- ----------------
Effect of exchange rate changes on cash and cash equivalents                              (228)              222               -
                                                                                 --------------  ---------------- ----------------
Increase (decrease) in cash and cash equivalents                                        (6,831)            5,615            2,008
Cash and cash equivalents at beginning of year                                          12,215             6,600            4,592
                                                                                 --------------  ---------------- ----------------
Cash and cash equivalents at end of year                                               $ 5,384          $ 12,215          $ 6,600
                                                                                 ==============  ================ ================

Supplemental disclosure of cash flow information:
    Interest paid                                                                      $ 3,259          $  2,634          $    59

Supplemental disclosure of non-cash activities:
    Accretion of Series A Preferred Stock                                              $ 2,061          $  2,650          $   221
    Issuance of stock in exchange for redemption of Series A Preferred Stock            10,000            10,000
    Stock and warrants issued in connection with acquisition of PTC II,
        net of warrants exchanged                                                       15,592
    Issuance of stock and warrants pursuant to shareholder litigation settlement                           7,076
    Stock issued in connection with acquisition of Perlsis II                                              1,870
    Stock issued in connection with acquisition of In Vitro Clinical
        Division of AMI                                                                                                     4,157
    Stock issued to AMI in exchange for remaining acquisition costs                      3,423
    Stock issued in connection with acquisition of Vestec Corporation                                                       3,726
    Stock issued in connection with acquisition of PTC                                                                      9,100
    Warrants issued in exchange for options to purchase research and
        development technology of PTC II                                                                                    5,290




  The accompanying notes are an integral part of these financial statements.

1. Organization


Organization

PerSeptive Biosystems, Inc. (the "Company") develops, manufactures, and markets proprietary products and systems for the purification, analysis and synthesis of biomolecules.

2. Summary of Significant Accounting Policies


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue upon shipment of its products to the customer. Significant future obligations, such as satisfaction of subjective or more than perfunctory customer-mandated performance criteria, and sales-related contingencies, such as unilateral rights to return product, delay revenue recognition until the obligation is satisfied or the contingency is resolved. Cost of insignificant obligations are accrued when revenue is recognized.

The Company recognizes revenue from research contracts as the related costs are incurred on a cost-plus basis and from development contracts using the percentage of completion method.

Foreign Currency

Effective July 1, 1995, the Company changed the functional currency designation of its foreign subsidiaries from the U.S. dollar to the local currency of its subsidiaries. The change was based on significant changes in the nature of the Company's foreign operations. Accordingly, the Company's foreign subsidiaries translate assets and liabilities at year-end exchange rates and capital accounts at historical exchanges rates. Income and expense accounts are translated at the average exchange rates in effect during the year. The resulting translation gains and losses are reported as a separate component of stockholders' equity.

The functional currency designation in the first three quarters of 1995 and in previous years' financial statements was the U.S. dollar. Monetary assets and liabilities were translated at year-end exchange rates, while nonmonetary items were translated at historical exchange rates. Income and expense accounts were translated at the average exchange rates in effect during the year, except for depreciation, amortization, and cost of revenue which were translated at historical rates. Gains and losses from changes in exchange rates were recognized in the statement of operations. Translation gains and losses prior to the change in functional currency designation were not material. Transaction gains and losses which are immaterial, are included in other income.

Cash and Cash Equivalents

Cash equivalents consist of investments in money market funds and highly liquid commercial paper of companies in varied industries. Accordingly, these investments are subject to minimal credit and market risk. The Company considers investments with an original maturity of three months or less, at date of acquisition, to be cash equivalents.

Investments

The Company limits its investments to high credit quality, interest-bearing instruments, primarily government and corporate debt securities.

Investments that mature within one year or that are expected to be sold within the year to meet cash-flow requirements are classified as current assets. All other investments are classified as long-term assets and are recorded at market value, while securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity. At September 30, 1996 and 1995, all of the Company's investments are classified as available-for-sale.

Investment income consists primarily of interest income, net realized losses from the sale of securities, and the amortization of premiums and discounts. The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out basis (FIFO).

Fixed Assets

Fixed assets are recorded at cost and are depreciated over their estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over their estimated useful lives or the terms of the lease, if shorter. Upon retirement or other disposition of fixed assets the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income. Additions, renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Organization costs are amortized on a straight-line basis over a five year period. Costs associated with patents and the licensing of patents are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term or the estimated economic life of the patent. Purchase options, consisting of the value ascribed to the options to acquire the callable stock of certain research and development corporations, were amortized over the term of the option. All purchase options outstanding at September 30, 1995 were exercised during fiscal year 1996 in connection with the acquisition of PTC-II. Goodwill is amortized on a straight-line basis over 20 years. Intangible assets are shown net of accumulated amortization of $5,174,000 and $6,467,000 at September 30, 1996 and 1995, respectively. Amortization expense for intangible assets amounted to $3,022,000 $3,993,000, and $2,328,000 in fiscal year 1996,
1995 and 1994, respectively.

Deferred Financing Costs

Deferred financing costs, which consist of the costs associated with the issuance of convertible subordinated notes, and obtaining other sources of financing, are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt.

Income Taxes

The Company accounts for income taxes on the liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, measured using the enacted tax rates to be in effect when those differences reverse net of any required valuation allowance.

Product Warranty

The Company provides customers with up to a one year warranty from the date of installation. Estimated warranty obligations, which are included in the results of operations, are evaluated and provided for at the time of sale. Product warranty costs were not significant.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the estimated future cash flows expected to result from use of the asset is less than the carrying amount of the asset. Accordingly, the Company compared the estimated future cash flows expected to result from previous acquisitions and noted that the cash flows were greater than the respective net goodwill amounts associated with those acquisitions, except for the goodwill associated with the fiscal 1994 acquisition of the In Vitro Division of Advanced Magnetics, Inc. which was written off during the fourth quarter of fiscal 1996 (Note 13).

Concentrations of Credit and Market Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable, cash equivalents and investments.

In the normal course of business, the Company extends credit, on open accounts, to its customers after credit and business analysis. The Company performs on-going credit evaluation of its customers, does not require collateral and maintains a reserve for potential credit losses. Historically, the Company has not experienced significant losses related to its accounts receivables.

In addition, the Company has certain receivables, payables, borrowings and other assets and liabilities denominated in foreign currencies, which are not hedged and therefore are subject to exchange rate fluctuations. To date, the Company has not incurred significant losses as a result of currency fluctuations.

Net Loss Per Share

Net loss per share applicable to common shareholders is determined by dividing net loss, including accretion on preferred stock, by the weighted average common shares outstanding during the period. Common stock equivalents, consisting of options, warrants, contingently issuable shares and shares held in escrow, have been excluded from the calculation of weighted average common shares outstanding, as inclusion would be anti-dilutive. Net loss (in thousands) and net loss per common share after preferred stock accretion for the year ended September 30, 1996, 1995 and 1994 are as follows:


                                                       Year ended September 30,
                                                    1996         1995         1994
                                              --------------------------------------

Net loss before preferred stock accretion         ($50,467)    ($20,570)    ($34,012)
Accretion of redeemable preferred stock             (2,061)      (2,650)        (221)
                                                  --------     --------     --------
Net loss after preferred stock accretion          ($52,528)    ($23,220)    ($34,233)
                                                  ========     ========     ========

Net loss per common share after
 accretion                                          ($3.22)      ($1.88)      ($2.88)
                                                  ========     ========     ========

Weighted average common shares
 outstanding                                        16,296       12,340       11,903
                                                  ========     ========     ========

Use of Estimates

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

Reclassifications

Certain amounts in the fiscal 1995 and 1994 Consolidated Financial Statements have been reclassified to conform to current year presentation.

3.  Investments


As of September 30, 1996 all securities available-for-sale are stated at market value. These securities consist of U.S. Government and U.S. Government Agency debt securities and are included in current assets based on the securities' maturity dates and the Company's expected utilization of the securities.

The estimated fair value of investments available for sale, by contractual maturity, at September 30, 1996 is as follows (in thousands):

                    Due in one year or less        $16,344
                    Due through two years            2,929
                                                     -----
                                                   $19,273
                                                   =======

Securities with an estimated fair market value of approximately $5,535,000 and $4,337,000 at September 30, 1996 and 1995 are pledged as collateral to secure foreign borrowings and short-term borrowings, respectively.

4.  Inventories


Inventories consist of the following (in thousands):


                                            September 30,
                                         1996         1995
                                    ----------------------------

Raw materials                              $7,368      $10,838
Work in progress                            2,751        2,495
Finished goods                             10,955        9,578
                                          -------      -------
                                          $21,074      $22,911
                                          =======      =======

5.  Fixed Assets


Fixed assets consist of the following (in thousands):


                                                Estimated                September 30,
                                               useful life (years)   1996                1995
                                            ----------------------------------------------------
Land                                                               $  1,496           $   961
Building                                            20                9,084
Construction in progress                                                917             7,621
Demonstration equipment                              3                4,317             2,798
Laboratory equipment                              3-10               10,762            11,413
Computer and office equipment                      3-7                4,814             5,972
Production equipment                              3-10                4,970             4,744
Leasehold improvements                               5                9,789            11,371
                                                                      -----            ------
                                                                     46,149            44,880
Accumulated depreciation and
amortization                                                        (14,132)           (9,296)
                                                                    -------            ------
                                                                    $32,017           $35,584
                                                                    =======           =======

Depreciation and amortization expense amounted to $7,508,000, $6,851,000 and $3,074,000 in fiscal years 1996, 1995, and 1994, respectively.

At September 30, 1996 and 1995, laboratory, computer and office equipment under capital leases included in fixed assets amounted to approximately $5,891,000 and $5,380,000, respectively. Accumulated amortization related to assets under capital leases was approximately $2,731,000 and $871,000 at September 30, 1996 and 1995, respectively, and is included in accumulated depreciation and amortization. Fixed assets under capital leases are depreciated over the shorter of the term of the lease or the useful life of the asset.

6.  Accrued Expenses


Accrued expenses consist of the following (in thousands):


                                                  September 30,
                                              1996            1995
                                             ----------------------
Accrued professional fees                    $ 5,041        $ 2,298
Accrued transaction fees and purchase
 accounting costs                              1,732          1,318
Accrued warranty costs                         1,297          1,337
Accrued wages and commissions                  2,807          1,008
Other accrued expenses                         7,822         10,193
                                             -------        -------
                                             $18,699        $16,154
                                             =======        =======

7.  Income Taxes


Pre-tax loss incurred under the following jurisdictions (in thousands):


                                                   Year ended September 30,
                                                1996         1995         1994
                                            ----------------------------------
Loss before income taxes:
       Domestic                             $(44,777)    $(21,781)    $(31,869)
       Foreign                                (5,690)       1,211       (1,777)
                                            --------     --------     --------
                                            $(50,467)    $(20,570)    $(33,646)
                                            ========     ========     ========

The provision for income taxes was as follows (in thousands):


                                                 Year ended September 30,
                                              1996         1995       1994
                                           --------------------------------
Current tax expense:
     State and local                        $      -     $   -      $    90
     Foreign                                       -        527         629
                                            ---------    -------    --------
       Total current                        $      -     $  527     $   719
                                            ---------    -------    --------

Deferred tax expense (benefit)
     Federal                                $(17,521)     $(898)    $(6,507)
     State                                    (1,947)      (148)     (1,056)
     Foreign                                    (974)      (527)     (1,666)
                                            ---------    -------    --------
       Total deferred                        (20,442)    (1,573)     (9,229)
                                            ---------    -------    --------
Deferred tax asset valuation allowance        20,442      1,046       8,876
                                            ---------    -------    --------
Total provision                             $      -     $    -     $   366
                                            =========    =======    ========

Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                September 30,
                                              1996         1995
                                         -------------------------
Net operating loss carryforwards            $ 32,869     $ 11,700
Research and development credit                  863          714
Expense accruals                               2,607        1,929
Deferred revenue                                   -          130
Depreciation                                      44          135
Inventory reserves                             3,553        1,243
Amortization of purchase options                   -        1,335
Patent amortization                             (355)         315
Accounts receivable                              888          553
Warranty reserve                                 536          423
Other reserves and temporary differences       3,887        1,936
                                            --------     --------
Gross deferred tax assets                     44,892       20,413
Deferred tax assets valuation allowance      (43,619)     (19,140)
                                            --------     --------
                                            $  1,273     $  1,273
                                            ========     ========

A reconciliation between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):


                                                 Year ended September 30,
                                              1996         1995        1994
                                         -------------------------------------
 Loss at statutory rate                     $(20,757)    $(7,200)    $(11,776)
 Foreign loss at other than U.S. rates             -           -         (419)
 Shareholder settlement                       (2,020)      3,546            -
 Nondeductible amortization                        -         194           51
 ChemGenics Gain                               1,250           -            -
 PDI book goodwill write-off                   1,446           -            -
 Charge for purchased research and
  development acquired from PTC-II, net
  of anticipated tax benefit                   2,375           -            -
 Charge for purchased research and
  development acquired from PTC, net
  of anticipated tax benefit                       -           -        3,110
 Charge for purchased research and
  development acquired from Vestec, net
  of anticipated tax benefit                       -           -        2,160
 State tax benefit, net of federal tax
  liability                                   (2,613)          -       (1,310)
 R & D Credit                                   (149)
 Other                                            26           2         (326)
                                            --------     -------     --------
                                             (20,442)     (3,458)      (8,510)

 Benefit of loss not recognized               20,442       3,458        8,876
                                            --------     -------     --------
 Provision for income taxes                 $      -     $     -     $    366
                                            ========     =======     ========

The Company has provided a valuation allowance for certain deferred tax assets, since it is not more likely than not that future benefits will be realized. If the Company achieves profitability, these deferred assets would be available to offset future income tax liabilities and expense, subject to the limitations described below.

At September 30, 1996, the Company has net operating loss carryforwards and research and development tax credits for federal income tax reporting purposes of approximately $66 million and $863,000, respectively, which will expire between 2003 and 2011. The net operating loss carryforward has been reduced by $3,745,000 relating to deductions for non-qualified stock option exercises which will be credited to additional paid-in-capital upon realization. The Company has a net operating loss carryforward for foreign income tax reporting of $5.1 million some of which will expire between 1998 and 2001 and the rest with an unlimited carryforward period.

Ownership changes, as defined in the Internal Revenue Code, resulting from the issuance of Series A, Series B and Series C convertible preferred stock and from the issuance of common stock may have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liability.


8.  Credit Facilities and Borrowings

Convertible Subordinated Notes

In August 1994, the Company issued $27,230,000 aggregate principal amount of 8-1/4% Convertible Subordinated Notes Due 2001 (the "Notes"). The Notes are convertible into the Company's common stock at any time after the expiration of 60 days following the last date of original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $13.80 per share, subject to adjustment in certain circumstances. Beginning on August 15, 1998 and on each anniversary date through the year 2000, the Company is required to deposit in a sinking fund, cash sufficient to redeem, on each August 15, 25% of the outstanding principal and accrued interest.

Interest on the Notes is payable semi-annually on each February 15 and August 15, commencing on February 15, 1995, and the Notes will mature on August 15, 2001, unless previously redeemed or repurchased. Interest expense in fiscal year 1996 and 1995 was $2,246,000. The Notes are not redeemable by the Company prior to August 25, 1997. Thereafter, the Notes will be redeemable at the option of the Company, in whole or in part, at any time, at specified redemption prices plus accrued and unpaid interest to the date of redemption. The Notes are unsecured general obligations of the Company and are subordinated to all existing and future senior indebtedness (as defined in the agreement) of the Company.

Long-term Debt

The Company secured financing totaling 8.5 million DM (approximately $6 million at September 30, 1995) in bank loans from two German banks during fiscal year 1995 to contribute to the construction of the Company's new manufacturing facility in Hamburg, Germany. During fiscal year 1996 additional proceeds were received to complete the construction. At September 30, 1996, total proceeds of
8.5 million DM (approximately $6 million at September 30, 1996) were received from the Facility Financing.

The bank loans are payable in semi-annual installments of 363,640 DM (approximately $238,000 at September 30, 1996) beginning March 31, 1997 through September 30, 2007. Interest is calculated at 7.5% per annum and is payable at the end of each year. The bank loans are collateralized by all real estate and buildings owned by the Company in Hamburg, Germany.

Short-term Borrowing

The Company has secured short-term financing from an investment bank which is collateralized by the Company's short-term investments. The short-term borrowing is classified as a current liability and approximates $5 million and $3.9 million at September 30, 1996 and 1995, respectively. Interest is payable monthly and is calculated daily, based on the broker call rate plus a percentage of the amount borrowed. The rate paid in fiscal year 1996 and 1995 ranged from 6.10% to 8.25%.

9.  Stockholders' Equity

Redeemable Convertible Preferred Stock

In connection with its acquisition of the synthesis products business acquired from Millipore Corporation ("Millipore"), the Company's Board of Directors authorized the designation and issuance to Millipore of 4,000 shares of a newly designated series of non-voting redeemable convertible preferred stock (the "Series A Preferred Shares"), valued at approximately $33,121,000 as of the acquisition date using an imputed interest rate of 8% (Note 16). The Series A Preferred Shares are redeemable in four equal installments on each of the first four anniversaries of the closing of the acquisition in $10 million installments, payable at the Company's option in cash or the Company's common stock. The Company will have the right to redeem all or any part of the Series A Preferred Shares prior to their stated redemption date by paying cash or by delivering shares of its common stock with a market value equal to the redemption price. The holders of the Series A Preferred Shares will have certain rights to convert, at the election of holders of 66-2/3% of the Series A Preferred Shares, all, but not less than all, of the outstanding Series A Preferred Shares into shares of common stock in the first year if the market price of the stock exceeds $32.00 per share, and in the second year, if the market price exceeds $38.00 per share. The conversion rate will be determined by dividing the redemption value of the Series A Preferred Shares to be converted by the then fair market value of the common stock at the time of conversion.

In August 1995, the Company issued 912,199 shares of common stock at $10.96 per share to satisfy its first redemption payment due August 22, 1995. In August 1996, the Company issued 1,248,050 shares of common stock at $8.01 per share to satisfy its second redemption payment due August 22, 1996. Management's intent is to satisfy the remaining two annual installments under this preferred stock arrangement as they become due through the issuance of common stock. As a result of the action taken during fiscal year 1995 to convert the first installment of the preferred stock to common stock and management's intent to satisfy future installments with common stock, the remaining fair value of this outstanding security has been reflected as a component of the Company's equity beginning in September 30, 1995.

The difference between the fair value of the Series A Preferred Shares recorded at the date of issuance and the redemption value is accreted as a charge to accumulated deficit using the effective interest method.

Capital Stock

In May 1995, the Company's authorized shares of common stock were increased from 40,000,000 to 100,000,000.

The authorized capital stock of the Company consists of (i) 100,000,000 shares of common stock and (ii) 1,000,000 shares of preferred stock, par value $.01 per share, of which 4,000 shares have been designated Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") and 400,000 shares have been designated Series B Junior Participating Preferred Stock ("Series B Preferred Stock").

As of September 30, 1996 the Company had reserved 3,661,539 shares of common stock for use in the Company's 1989 and 1992 Stock Plans and the Company's 1992 Non-Employee Director Plan (Note 10) and 113,000 shares of common stock for use in the Company's 1992 Employee Stock Purchase Plan (Note 10).

Warrants

In addition, the Company also has outstanding the following warrants to purchase common stock:

                          Note       Number of    Exercise         Date           Expiration
                        Reference     Shares       Price       Exercisable           Date
                    --------------------------------------------------------------------------

Class A Warrants          15         401,100      $20.00      December 1992       December 1997
Class C Warrants          15          40,000        7.31      September 1993      March 1999
Class E Warrants          15          41,875       33.00      January 1996        December 1998
Class F Warrants          12         100,000        7.62      March 1996          October 2002
Class G Warrants          13         279,330       12.66      March 1996          September 2003
Class H Warrants           9          78,802       12.69      September 1995      September 1997
Class I Warrants          16       2,603,125       13.50      March 1996          August 1997

The Company entered into a Strategic Alliance Agreement with Boehringer Mannheim GmbH ("Boehringer") in which Boehringer will distribute and market the Company's proprietary products during fiscal 1995. In a separate agreement, Boehringer received 157,565 shares of the Company's common stock in exchange for $2 million and Class H warrants to purchase 78,802 of the Company's common stock at an exercise price of $12.69 per share, exercisable for the period from September 1, 1995 through September 1, 1997. The value of the warrants has been determined to be de minimus, and, therefore, no value has been ascribed.

The exercise prices and the number of shares of the Company's common stock issuable upon exercise of the Class A, C, E, G, H and I warrants will be appropriately adjusted in the event of stock splits, combinations, rights offering, stock dividends or certain other special dividends with respect to the Company's common stock.

10.  Stock Option Plans and Other Benefits

1989 and 1992 Stock Plans

In June 1989 and March 1992, the Company adopted the 1989 and 1992 Stock Plans, respectively (the "1989 Plan" and the "1992 Plan"), which provide for the granting of incentive stock options, non-qualified stock options, stock purchase rights and awards of stock. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options granted generally may not be less than the fair market value per share of the underlying common stock on the date granted. The exercise price per share for non-qualified options will be as determined by the Board of Directors. Additionally, the term of the options cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The options vest on an annual or quarterly basis from the date of grant over periods determined by the Board of Directors.

As a result of the decline in the market price of the Company's common stock, during fiscal year 1995, the Company allowed holders of 1,230,000 options to surrender their existing options having exercise prices ranging from $7.63 to $26.75 in exchange for new options totaling 615,000 at an exercise price of $5.38.

Under the 1989 Plan, 984,000 options were authorized for issuance and options covering 134,000 shares are currently outstanding, of which 125,100 options were exercisable as of September 30, 1996. No further options will be granted under this plan.

On June 16, 1993, the Company amended the 1992 Plan to increase the number of shares of common stock authorized for issuance under the 1992 Plan from 800,000 to 1,700,000. On March 10, 1994, May 1, 1995, and May 6, 1996 the Company
amended the 1992 Plan to increase the number of shares of common stock authorized for issuance to 2,300,000; 2,900,500; and 3,585,500, respectively.
In addition, the 1992 Plan was amended to limit the number of shares of common stock that any participant may purchase under the Plan to 600,000. Under the 1992 Plan, options covering 3,329,039 shares are currently outstanding, of which 1,035,759 options were exercisable and no options were available for grant as of September 30, 1996.

1992 Non-Employee Director Plan

During March 1992, the Company adopted the 1992 Non-Employee Director Stock Option Plan. This plan provides for grants of non-qualified options to non-employee members of the Board of Directors. The exercise prices of options granted under this plan will equal the fair market value of the underlying common stock on the date granted. The term of options under this plan is ten years. The original plan provided that Directors receive 1,500 non-qualified options per year, except that persons who were directors on June 1, 1992 received an initial grant of 6,000 options, and persons first elected as directors subsequent to June 1, 1992 receive an initial grant of 10,000 options. On March 11, 1996, the plan was amended to increase the annual automatic grant under the Director Plan from 1,500 to 7,500 shares of the Company's Common Stock. Initial and annual grants of options will vest in four and three equal annual amounts, respectively, commencing on the grant date. In the event that a director ceases to be a member of the Board of Directors, any unexercised portion of options granted will terminate. Under this plan, 200,000 shares of common stock have been authorized for issuance, and options covering 97,000 shares are currently outstanding, of which 47,325 options were exercisable and 101,500 were available for grant as of September 30, 1996.

A summary of option activity under the 1989 and 1992 Stock Plans and the 1992 Non-Employee Director Plan is as follows (in thousands):


                                      Number of     Option price
                                        shares          range
                                  ------------------------------------
Balance at September 30, 1993             1,368
Granted                                   1,205   $12.50  -  $31.50
Exercised                                   (87)  $  .39  -  $16.50
Canceled                                   (154)  $  .39  -  $31.50
                                         ------
Balance at September 30, 1994             2,332
Granted                                   1,908   $ 4.50  -  $ 8.75
Exercised                                  (190)  $  .42  -  $12.75
Canceled                                 (1,559)  $  .42  -  $26.75
                                         ------
Balance at September 30, 1995             2,491   $  .39  -  $31.50
Granted                                   1,604   $ 7.13  -  $10.13
Exercised                                  (180)  $  .42  -  $8.50
Canceled                                   (355)  $ 5.38  -  $19.50
                                         ------
Balance at September 30, 1996             3,560   $  .39  -  $31.50
                                         ------

Employee Stock Purchase Plan

On May 29, 1992, the Company adopted the 1992 Employee Stock Purchase Plan.
This plan provides eligible employees the opportunity to purchase shares of common stock annually at 85% of the fair market value of the shares during two six-month periods of each year. A maximum of 250,000 shares of common stock have been authorized for issuance under this plan. The term of this plan is ten years. Purchases under this plan were 54,000 shares in fiscal year 1996 at prices ranging between $7.50 and $8.25 per share and 137,000 shares since inception through September 30, 1996.

Savings Plan

Effective May 1, 1993 the Company established the PerSeptive Biosystems, Inc. 401(k) Savings Plan (the "Plan") to provide employees the opportunity to defer taxes on their savings. The Plan is a defined contribution plan covering all full-time employees of the Company who have completed six months of service and are age twenty-one or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company is not required to contribute to, and has made no contributions, to the Plan.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, (SFAS 123). SFAS 123 encourages but does not require the recognition of compensation expense for grants of stock, stock options, and other equity instruments based upon new fair value accounting rules (the "recognition method"). Companies that choose not to adopt the recognition method may continue to apply the existing accounting principles however, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share amounts under the new fair value method (the "disclosure method"). The Company plans to adopt the disclosure method in 1997 and will report the pro forma effect (which has not yet been determined) of applying fair value accounting rules to grants of stock-based awards on net income and earnings per share in its 1997 financial statements.

11.  Stockholder Rights Plan

Effective March 2, 1995, the Company's Board of Directors implemented a Stockholder Rights Plan by declaring a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series B Junior Participating Preferred Stock, $.01 par value per share at a purchase price of $47.00 per Unit (the "Purchase Price"), subject to adjustment. Such rights are transferred with any change in ownership of the Company's common stock.

The Rights will be exercisable only upon the occurrence of certain triggering events. Such events would include the acquisition of or a tender offer that, in the aggregate, equals or exceeds 15% of the outstanding shares of common stock of the Company. Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until a triggering event occurs, the Rights will not trade separately from the Company's common stock. The Rights are not exercisable until the occurrence of a triggering event and will expire at the close of business on March 2, 2005, unless earlier redeemed by the Company.

12.  Commitments and Contingencies

Commitments

The Company has entered into license agreements pursuant to which it pays royalties generally ranging from 1% to 6% on sales of certain consumable products contained in the Company's finished goods. Royalty rates will be higher on bulk sales of consumable products to other resellers. Royalty expense incurred in connection with these agreements for the years ended September 30, 1996, 1995 and 1994 totaled $965,000, $572,000 and $363,000, respectively.

The Company leases manufacturing facilities, office space and equipment under noncancelable operating and capital leases expiring at various dates through 2009. The approximate minimum rental commitments under all noncancelable leases as of September 30, 1996 are as follows (in thousands):

                                            Operating    Capital
                                             leases       leases
                                           -----------------------

1997                                          $ 2,632      2,630
1998                                            2,255        386
1999                                            1,871        377
2000                                            1,685        217
2001                                            1,395        121
Thereafter                                     10,910          -
                                              -------     ------
Total minimum lease payments                  $20,748      3,731
                                              =======
Less-amount representing interest                           (360)
                                                          ------
Present value of obligations under
 capital leases                                           $3,371
                                                          ======

Total rent expense was approximately $2,651,000, $4,415,000 and $2,150,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

On March 31, 1995, the Company entered into an agreement for the subsequent sale and leaseback of equipment totaling $4,790,000 for $5 million. Under the terms of the lease agreement, the Company has the option to repurchase the equipment and is required to remit 30 equal monthly lease payments of approximately $186,000 commencing March 31, 1995. Interest on the lease is calculated at 9% per annum. For financial accounting purposes this lease has been recorded as a capital lease. At September 30, 1996, the Company classified the remaining lease payments approximating $2.1 million as short-term lease obligations.

In conjunction with the sale and leaseback transaction: (1) Class F warrants to purchase 100,000 shares of the Company's common stock were issued at an initial per share exercise price of $7.25 and were exercised by the lessor during fiscal 1996; (2) the Company did not elect to exercise its right to repurchase the equipment during fiscal 1996 and as a result additional Class F warrants to purchase 100,000 shares of the Company's common stock were issued at an initial per share exercise price of $7.62 and are exercisable any time on or after March 31, 1996 and on or before October 1, 2002. The value of the warrants issued has been determined to be de minimus, and, therefore, no value has been ascribed.

Contingencies

During 1996, the Company sold certain receivables for approximately $11,936,000 to a financial institution with recourse. At September 30, 1996, approximately $2,636,000 of the receivables sold had not been collected by the financial institution. The Company paid interest on receivables sold of approximately $55,000 during fiscal year 1996.

13. Other Charges

Other charges consist of costs of the following (in thousands):

                                                    1996       1995       1994
                                                  ------------------------------
In-process research and development (Notes 15,16)  $ 6,785    $ 1,879    $14,681
Other charges                                       27,360     13,580          -
                                                  ------------------------------
   Total other charges                             $34,145    $15,459    $14,681
                                                  ==============================

1996 Charges

Other charges of $9,900,000 reported as part of costs of goods sold relate to various charges recorded in connection with activities undertaken to realign the Company's product offerings and to record impairment charges associated with certain underutilized production assets.

Other charges of $17,460,000 were recognized during fiscal 1996 and related to charges recorded in connection with the PTC-II acquisition, a provision for the impairment of certain intangible assets, accruals for estimated legal costs related primarily to the enforcement of the ongoing patent enforcement action and other miscellaneous matters. The charge recorded in connection with the PTC-II acquisition related to costs associated with organizational realignment following the acquisition of approximately $3,300,000. The charge also included provisions recorded in connection with ongoing litigation matters totaling $5,200,000. The impairment charge recorded in connection with the write-off of the goodwill associated with the purchase of the In Vitro Division of Advanced Magnetics, Inc. ("AMI") totaled $5,300,000. Charges related to other miscellaneous matters totaled $3,660,000.

1995 Charges

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

On June 14, 1995, the Court entered a preliminary order of approval of a stipulation of compromise and settlement (the "Stipulation") between the defendants in this action and the plaintiff class. On August 11, 1995, the court approved the Stipulation. Pursuant to the terms of the Stipulation, the purchasers of (a) the Company's Class E Warrants, which were originally issued as part of units with the common stock of PerSeptive Technologies II Corporation, and (b) its 8 1/4% Convertible Subordinated Notes due 2001, are included in the plaintiff class in addition to the purchasers of the Company's common stock. In exchange for releases of the defendants, the plaintiff class is entitled to receive: $5,000,000 in cash, a portion of which is paid by third parties; $5,000,000 in shares of the Company's common stock; and $2,000,000 in warrants to purchase shares of the Company's common stock. In August of 1995, the Company issued 493,827 shares of common stock with an aggregate market value of $5,000,000. The final cash payment of $1.5 million due under a promissory note issued pursuant to the Stipulation, together with interest thereon, was made on April 1, 1996. The Company issued the Class G Warrants to purchase up to 279,330 shares of the Company's common stock for $12.66 per share. The warrants became exercisable at any time on or after March 11, 1996 and will expire September 11, 2003. The costs of the settlement, including professional fees associated with the settlement were recorded as a charge during the quarter ended June 30, 1995.


14.  Litigation

Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "SEC") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the SEC that it had obtained a formal order of investigation so that, among other matters, it could utilize subpoena powers to obtain information relevant to its inquiry. The SEC has and may in the future utilize its subpoena powers to obtain information variously from officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the SEC finds that violations of the federal securities laws have occurred, the SEC has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The SEC may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation, or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

On October 14, 1993, the Company filed suit against Pharmacia Biotech, Inc., a New Jersey corporation, together with certain of its affiliates, and their parent Pharmacia AB, a Swedish corporation (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., and Sepracor Inc., a Delaware corporation ("Sepracor"), in the United States District Court for the District of Massachusetts (Civil Action No. 93-12237-PBS) for willful infringement of the Company's US Patents Nos. 5,019,270 and 5,228,989 (collectively, the "Patents") covering the process of Perfusion Chromatography and the manufacture, sale and use of chromatography particles that enable Perfusion Chromatography. This lawsuit seeks to enjoin the defendants from infringing the Patents and asks for treble damages. On October 15, 1993, the Company filed a related action against Sepracor in the United States District Court for the District of Massachusetts (Civil Action No. 93-12249-PBS) in which the Company claims that Sepracor has made false and misleading representations of fact with respect to the Company's products in violation of applicable state and federal law. On October 12, 1993, as a result of prior correspondence with the Company, Pharmacia filed a suit against the Company in the United States District Court for the District of New Jersey (Civil Action No. 93-4450 (HAA)) seeking a declaratory judgment: (i) that Pharmacia's products do not infringe the Patents and (ii) that the Patents are invalid and unenforceable.

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

On October 5, 1994, the Court allowed the Company's motion to amend its pleadings to allege claims against Sepracor and BioSepra for infringement of United States Patent No. 5,030,352, covering novel coatings for chromatography media, which is assigned to the Purdue Research Foundation and exclusively licensed to the Company.

On January 24, 1995, the US Patent and Trademark Office issued a third patent assigned to the Company, US Patent No. 5,384,042 (the "`042 Patent"), covering the manufacture, sale and use of matrices that enable Perfusion Chromatography. On January 25, 1995, the Company filed a complaint in the United States District Court for the District of Massachusetts against Pharmacia, Sepracor and BioSepra alleging willful infringement of the `042 Patent. On February 14, 1995, the Court allowed an assented-to motion to consolidate that action, designated Civil Action No. 95-10157-PBS, with the pending actions described above.

Pharmacia, Sepracor and BioSepra each have asserted counterclaims against the Company. On February 10, 1995, Sepracor and BioSepra filed a counterclaim against the Company alleging that its allegations that Sepracor and BioSepra have infringed the Patents and alleged statements concerning the litigation made to customers constitute unfair competition, commercial disparagement, unfair trade practices pursuant to Mass. Gen. Laws ch. 93A, tortuous interference with customer relationships and violation of the Lanham Act. Sepracor requested relief in the form of an unspecified amount of damages, double or treble damages to the extent permitted by Mass. Gen. Laws ch. 93A, dismissal of all claims asserted by PerSeptive, and Sepracor's costs and attorney's fees. On March 6, 1995, Pharmacia filed a counterclaim alleging that the Company's allegations that Pharmacia has infringed the Patents and alleged statements concerning the litigation made to customers constitute unfair competition, commercial disparagement, unfair trade practices pursuant to Mass. Gen. Laws ch. 93A, and violation of the Lanham Act. Pharmacia requested relief in the form of an unspecified amount of damages, double or treble damages to the extent permitted by Mass. Gen. Laws ch. 93A, dismissal of all claims asserted by PerSeptive, and Pharmacia's costs and attorney's fees. Since the Court has bifurcated discovery on damages issues, Sepracor and Pharmacia have not quantified the amount of damages sought in their respective counterclaims. The Company has denied any liability on the counterclaims.

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

15. Contract Research and Contract Development

PerSeptive Technologies II Corporation

In December 1993, the Company and PerSeptive Technologies II Corporation ("PTC-II") completed an initial public offering of 2,645,000 units for net proceeds of approximately $53.2 million (including the underwriters overallotment). Each unit consisted of one share of callable common stock of PTC-II and one Class E warrant to purchase one share of the Company's common stock. The Company had an option exercisable at any time through December 31, 1997 to purchase all (but not less than all) of the shares of PTC-II common stock that form a part of the units at a premium over the public offering price per unit; the option price per share ranged from $33.83 to $57.23 depending on the date of exercise. The Company also had options to acquire PTC-II's rights under certain development programs at option prices per share ranging from $5.58 to $15.74 depending both on the program acquired and the date of exercise. The option prices may be paid in cash, shares of the company's common stock, or any combination thereof, at the Company's discretion. The Company had no obligation to exercise the stock purchase option or any of the program purchase options. Any warrants not exchanged in the exchange offer discussed below are exercisable at any time from January 1, 1996 through December 31, 1998. The exercise price of the warrants is $33.00 per share.

In connection with the unit offering, the Company and PTC-II entered into various agreements, including a technology license agreement and a research and development agreement. Pursuant to the technology license agreement, the Company licensed technology to PTC-II for the development of products for certain life sciences applications. In this respect, the Company received a non-refundable license fee of $4.0 million, recorded as deferred revenue, which was being amortized into income over a 36 month period at a rate of $333,333 per quarter. In accordance with the research and development agreement, PTC-II agreed to use the Company's services exclusively to develop the licensed technology. During the years ended September 30, 1996, 1995, and 1994 the Company recognized $10.1 million, $19.8 million, and $12.8 million respectively, in research and development revenue in connection with these agreements, including the amortization of the license fee. The Company considers the warrants issued to the investors to have been in exchange for the call option on PTC-II's stock. Accordingly, such option has been recorded at the $5.3 million valuation of the warrants in other intangible assets in the accompanying balance sheet and was being amortized over the 36-month life of the option. The value of the warrant remaining as of the acquisition date was included in the extra space in-process research and development charge described below.

Effective March 8, 1996, the Company completed an exchange offer in which PTC-II unit holders exchanged 2,603,125 of their units for 2,603,125 shares of the Company's common stock and 2,603,125 new Class I warrants to purchase the Company's common stock exercisable until August 8, 1997 at an exercise price per share of $13.50. The total value of common stock and warrants issued in the exchange offer was approximately $16 million based on the market value of the common stock on March 8, 1996. The Company recorded an in-process research and development charge of approximately $6.8 million, which represents the approximated value of acquired technologies which have not reached commercialization (Note 16).

PerIsis II Development Corporation

In March 1993, the Company completed a transaction related to the formation of two research and development corporations. In connection with this transaction, the Company and Isis Pharmaceuticals, Inc. ("Isis") licensed certain applications of their technologies to two newly formed research and development corporations. One of these corporations ("PerIsis I") was pursuing the development of products for the purification, analysis and synthesis of oligonucleotides manufactured by Isis and the second corporation ("PerIsis II") was pursuing the development of such products for commercialization and sale to all other entities. Under the agreements, the Company was paid for performing contract research and development services over a period of approximately two years. During the years ended September 30, 1995 and 1994, the Company recognized research and development revenue totaling $0.2 million and $0.5 million respectively, in connection with these agreements.

In exchange for an option to purchase all of the stock of PerIsis II at a price ranging from approximately $2.7 million to $3.6 million, the Company issued Class C warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $25.00 per share, exercisable from the period beginning September 15, 1993 and ending March 15, 1999, and Class D warrants that, if they become exercisable, will be exercisable from the period beginning March 15, 1996 and ending September 15, 2000 for a number of shares ranging from 172,914 to 345,829, determined as defined by the agreement.

In April 1995, the Company exercised its option to purchase all of the common stock of PerIsis II. In consideration for all of the stock of PerIsis II, the exercise price of the Class C Warrants was amended to $7.31 per share and the Class D Warrants were amended to be exercisable for 300,573 shares of common stock at an exercise price of $0.01 per share. The Class D Warrants were exercised during fiscal 1996. There were no tangible assets of PerIsis II acquired, therefore, the value of the consideration paid of $1.8 million was recorded an in-process research and development charge during the quarter ended June 30, 1995.

PerSeptive Technologies Corporation

In December 1992, the Company and PerSeptive Technologies Corporation ("PTC") completed a $10 million joint private placement transaction of 10,000 units. Each unit consisted of (a) one share of common stock of PTC, callable by the Company through June 1995; (b) one Class A Warrant to purchase 40.11 shares of the Company's common stock, exercisable at $20 per warrant for the period beginning one year after the initial closing and ending five years after the initial closing; and (c) one Class B Warrant to purchase 80.22 shares of the Company's common stock exercisable at $20 per warrant for the period beginning 10 days after the 30th month anniversary of the closing and ending seven years and six months after the closing. The Class B Warrants were callable by the Company at $.01 per share. The Company considers the warrants issued to the investors to have been in exchange for the purchase option on PTC's stock. Accordingly, options valued at $1,000,000 were recorded in other intangible assets as of September 30, 1993, and are being amortized over the 30 month life of the option.

In connection with the units offering, the Company and PTC entered into various agreements, including a technology license agreement and a research and development agreement. Pursuant to the technology license agreement, the Company licensed technology to PTC for the development of products for certain life science applications and received a license fee of $833,000. In accordance with the research and development agreement, PTC agreed to use the

Company's services exclusively to develop the licensed technology. During the year ended September 30, 1994, the Company recognized research and development revenue totaling $2.0 million in connection with these agreements, including the license fee discussed above.

Effective December 28, 1993, the Company acquired all of the issued and outstanding capital stock of PTC. PTC was a privately-held research and development company formed to fund the development of novel tools for clinical diagnostics and systematic screening of biological compounds for therapeutic drug discovery. PTC shareholders exchanged their shares for 355,786 shares of Company stock. The value of common stock issued was approximately $9.1 million based on the market value as of the date of the transaction. In connection with this acquisition, a charge of $8.9 million was recorded in the first quarter of 1994 representing the portion of the purchase price allocated to in-process research and development. During fiscal 1994 through the date of acquisition of PTC, the Company recognized research and development revenue from PTC totaling approximately $3.8 million. The Company also exercised its right to call the Class B warrants issued in connections with the PTC offering at $.01 per share.

16.  Acquisitions

Synthesis Products Business

Effective August 22, 1994, the Company acquired its synthesis products business from Millipore. In connection with this acquisition, the Company paid Millipore $1,141,000 in cash and issued to Millipore 4,000 shares of newly created non-voting redeemable convertible preferred stock (the "Series A Preferred Shares"). The Series A Preferred shares were recorded at their estimated fair value of $33.1 million.

The acquisition was accounted for by the purchase method. Initially, the purchase price was allocated based on the estimated fair value of assets acquired and liabilities assumed. Goodwill, representing the difference between the purchase price and the fair value of the tangible and identifiable intangible net assets acquired, was recorded in the amount of $19.2 million. In the third quarter of 1995, the Company completed its valuation of the fair values of the net assets acquired and liabilities assumed. As a result, additional goodwill and liabilities were recorded. The liabilities recorded in connection with the acquisition of the synthesis products business were expensed during fiscal 1995 and 1996.

Advanced Magnetics, Inc. - In Vitro Diagnostics Division

At September 30, 1995, the Company had a liability of approximately $3.4 million for the final settlement of the Company's acquisition of the In Vitro Diagnostics Division of AMI. In December 1995, the Company issued 373,080 shares of common stock with a value of $3.4 million, to satisfy this obligation.

PerSeptive Technologies II Corporation

On November 1, 1995, the Company, PerSeptive Acquisition Corporation ("PAC"), a wholly owned subsidiary of the Company, and PTC-II entered into a definitive agreement pursuant to which the Company agreed to an exchange offer for all of the 2,645,000 outstanding units of PTC-II followed by a merger of PTC-II with PAC. Each PTC-II unit consisted of one share of callable common stock of PTC-II and one Class E Warrant of the Company, exercisable at $33.00 until December 1998. Effective March 8, 1996, the Company acquired 2,603,125 units of PTC-II that were validly tendered and not withdrawn in the exchange offer. The PTC-II shareholders, who participated in the exchange offer, exchanged their units for 2,603,125 shares of the Company's common stock and 2,603,125 new Class I Warrants to purchase the Company's common stock, exercisable until August 8, 1997 at an exercise price per share of $13.50. On March 13, 1996, PTC-II merged with PAC and became a wholly owned subsidiary of the Company. Each of the remaining 41,875 shares of callable common stock of PTC-II not exchanged in the exchange offer were automatically converted into a right to receive one share of the Company's common stock upon the merger of PTC-II with PAC. During the quarter ended June 30, 1996, 36,475 rights were exchanged for an equivalent number of shares of the Company's common stock. The total value of the common stock issued in the exchange offer was approximately $16 million based on the market value of the Company's common stock on March 8, 1996. The transaction has been accounted for as a purchase and the Company has recorded an in-process research and development charge of approximately $6.8 million which represents the value of acquired technologies which have not reached commercialization. During the six month period ended March 31, 1996, the Company recognized research and development revenue from PTC-II totaling approximately $10.1 million.

The following is a summary of the purchase price and the allocation of the purchase price to the net assets acquired, calculated using the closing price of PerSeptive's common stock of $5.875 on March 8, 1996:

Purchase Price:                                                        000's
---------------                                                    -------------
Shares of Common Stock Issued               2,639,600 at $5.875          $15,508
Shares of Common Stock to be Issued         5,400 at $5.875                   32
Warrants Issued                             2,603,125 at $0.90             2,343
Warrants Returned                           2,603,125 at $0.88           (2,291)
Provision For Purchase Obligations                                         1,000
Write off of Purchase Option Cost                                          1,082
Transaction costs (i)                                                      1,620
                                                                   -------------
Total purchase price                                                     $19,294
                                                                   =============

(i) Amount represents acquisition costs associated with the Transaction which include professional fees, printing costs and regulatory filing fees.

Allocation of the Purchase Price:                                 March 8, 1996
---------------------------------                                      000's
                                                                 ---------------
Net asset values:
Cash and investments                                                     $11,851
Other current assets                                                         693
Accrued expenses                                                            (35)
In-process research and development                                        6,785
                                                                 ---------------
Allocation of consideration                                              $19,294
                                                                 ===============

The unaudited pro forma results of operations for the years ended September 30, 1996 and 1995 reflecting the acquisition of PTC-II as if the companies had been combined as of September 30, 1995 and 1994, respectively, are as follows:

                                         1996                1995
                                         ----                ----
         Revenue                        $75,916            $69,613
         Net loss                     ($57,263)          ($37,108)
         Net loss per share             ($3.41)            ($2.48)

ChemGenics Pharmaceuticals Inc.

In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals Inc. ("ChemGenics") (formerly, Myco Pharmaceuticals Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to GemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of ChemGenics' common stock, $.001 par value per share ("ChemGenics Common Stock") and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. The warrants are exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company is subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics Common Stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company currently holds approximately 34% of the outstanding capital stock of ChemGenics, and warrants which, if exercised, would increase the Company's holdings to approximately 47% (of which, warrants sufficient to increase the Company's holdings to approximately 40% are currently exercisable). On December 19, 1996, ChemGenics announced that it had filed a registration statement with the Securities and Exchange Commission for the initial public offering of ChemGenics Common Stock.

17. Sales to Significant Customers

Sales to significant customers included $10.1 million, $19.8 million, and $12.8 million to PTC-II for the years ended September 30, 1996, 1995, and 1994. No other customer accounted for greater than 10% of revenue for the years ended September 30, 1996, 1995 and 1994.

18. Geographical Information

The Company's areas of operation outside of the North America include Europe and Asia. Information about the Company's operations in different geographic locations for the fiscal year 1996 is shown below (in thousands). The Company's operations in geographic locations other than North America for prior years is not significant.

                                    North
                                   America         Europe         Asia         Eliminations       Consolidated
                                  -----------------------------------------------------------------------------
Net sales to unaffiliated
       customers                   $56,480        $13,447         $16,091        $      -           $86,018

Transfer between areas              17,004          8,942              -           (25,946)              -
                                   -------         ------        --------         ---------         -------

Total sales                         73,484         22,389          16,091          (25,946)          86,018

Net income (loss)                  (48,176)          (552)         (1,739)               -          (50,467)

Identifiable assets                100,906         15,693           5,056                -          121,655

Included in North America are the results of operations in Canada such results are not material. Export sales for all years disclosed in the Consolidated Financial Statements are not material. Inventory is transferred among the Company's subsidiaries at previously established transfer prices and are eliminated in consolidation.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



   To the Board of Directors and Stockholders of PerSeptive Biosystems, Inc.:

   Our report on the consolidated financial statements of PerSeptive Biosystems, Inc., is included on page F-2 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the two years in the period ending September 30, 1996, listed in the index of this Annual Report on Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                      /s/ Coopers & Lybrand L.L.P.

   Boston, Massachusetts
   November 20, 1996

                      Report of Independent Accountants on
                          Financial Statement Schedule


   Our audit of the consolidated financial statements of PerSeptive Biosystems, Inc. referred to in our report dated December 28, 1994 except for Note 13, as to which the date is August 11, 1995, included within this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



   /s/ Price Waterhouse LLP
   PRICE WATERHOUSE LLP

   Boston, Massachusetts
   December 28, 1994, except for
   Note 13, as to which the date is
   August 11, 1995

                          PerSeptive Biosystems, Inc.
                         Financial Statement Schedules
                 Schedule II-Valuations and Qualifying Accounts



                                    Balance          Additions                                            Balance at
                                   beginning      charges to costs                                          end of
Classifications                    of period        and expenses          Other         Deductions          period
---------------                    ---------        ------------          -----         ----------          ------

Allowance for
doubtful accounts
for the year ended
September 30.

1996                              $1,699,000        $1,275,000              $0          ($588,000)        $2,386,000

1995                              $1,778,000          $438,000              $0          ($517,000)        $1,699,000

1994                                $200,000        $1,578,000              $0                 $0         $1,778,000


Inventory reserves
for the year ended
September 30,

1996                              $4,448,000        $6,682,000              $0        ($2,253,000)        $8,877,000

1995                              $4,594,000        $2,327,000              $0        ($2,473,000)        $4,448,000

1994                                 $90,000        $2,010,000      $2,494,000                 $0         $4,594,000


                                 EXHIBIT INDEX


Exhibit
Number                 Description of Exhibit
-------                ----------------------


2.1 Agreement and Plan of Reorganization dated as of October 8, 1993 by and among the Company, PV Merger Corporation and Vestec Corporation, as amended (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

2.2 Agreement and Plan of Merger by and among the Company, PV Merger Corporation and Vestec Corporation (filed as
                       Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

2.3 Escrow and Exchange Agreement by and among the Company, Vestec Corporation, Marvin L. Vestal as the representative of the stockholders of Vestec, American Stock Transfer & Trust Company and the stockholders of Vestec Corporation whose names appear on the signature pages thereto (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

2.4 Registration Rights Agreement by and among the Company, PV Merger Corporation and Vestec Corporation (filed as
                       Exhibit 2.4 to the Company's Current Report on Form 8-K dated October 8, 1993, as amended and incorporated herein by reference).

2.5 Asset Purchase Agreement dated as of October 15, 1993 by and between the Company and Advanced Magnetics, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 1993, as amended and incorporated herein by reference).

2.6 Asset Purchase and Sale Agreement dated as of July 14, 1994 by and among the Company, Millipore Corporation and Millipore Investment Holdings Limited (filed as Exhibit
                       2.1 to the Company's Current Report on Form 8-K dated August 22, 1994, as amended and incorporated herein by reference).

2.7 Registration Rights Agreement by and among the Company, Millipore Corporation and Millipore Investment Holdings Limited dated August 22, 1994 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated August 22, 1994, as amended and incorporated herein by reference).

2.8 Registration Rights Agreement by and among the Company, Alex. Brown & Sons Incorporated and Lehman Brothers Inc. dated August 26, 1994 (filed as Exhibit 4.2 to the Company's Registration Statement No. 33-74600 on Form S-3 and incorporated herein by reference).

2.9 Agreement and Plan of Merger, dated as of November 1, 1995 among the Company, PerSeptive Acquisition Corporation and PerSeptive Technologies II Corporation (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

2.10 Amendment No. 1 to Agreement and Plan of Merger, dated January 29, 1996 among the Company, PerSeptive Acquisition Corporation and PerSeptive Technologies II Corporation (filed as Exhibit 2.1 to the Company's Registration Statement No. 333-1016 on Form S-4 and incorporated herein by reference).


3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2, 4.2 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-80856 on Form S-8 and incorporated herein by reference).

3.3                    Amended and Restated By-Laws of the Company (filed as
                       Exhibit 3.4, 4.4 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

3.4 Certificate of Designations for the Series A Redeemable Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on August 19, 1994 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 22, 1994, as amended, and incorporated herein by reference).

3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 8, 1995 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference).

3.6 Certificate of Designations for the Series B Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on March 2, 1995 (exhibit to Exhibit 4.9) (filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

3.7 Amended Certificate of Designation for the Series B Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 24, 1995 (filed as Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

4.1 Description of Capital Stock contained in the Company's Amended and Restated Certificate of Incorporation, as amended, filed as Exhibits 3.1 through 3.7 hereto.

4.2 Form of Class A Warrants for the purchase of the Company's Common Stock dated as of December 23, 1992 issued to the stockholders of PTC-I (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1993 and incorporated herein by reference).

4.3 Form of Class C Warrants for the purchase of the Company's Common Stock dated as of March 15, 1993 issued to the stockholders of PerIsis II (filed as Exhibit 4.3 to the Company's Report on Form 10-Q for the three-month period ended March 31, 1993 and incorporated herein by reference).

4.4 Warrant Agreement relating to the issuance of Class E Warrants of the Company dated as of December 29, 1993, as executed (supersedes Exhibit 4.7 to Amendment No. 1 to the Company's Registration Statement Nos. 33-71812, 33-71814 on Form S-1/S-3) (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1994 and incorporated herein by reference).

4.5                    Specimen Class E Warrant Certificate (filed as Exhibit
                       4.3 to Amendment No. 1 to the Company's Registration Statement Nos. 33-71812, 33-71814 on Form S-1/S-3 and incorporated herein by reference).

4.6 Specimen Unit Certificate (filed as Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement Nos. 33-71812, 33-71814 on Form S-1/S-3 and incorporated herein by reference).

4.7 Indenture dated as of August 26, 1994 between the Company and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

4.8 Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company, (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated as of February 23, 1995 and incorporated herein by reference).

4.9 Warrant Purchase Agreement relating to the issuance of Class F Warrants (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

4.10 Form of Class F Warrant (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

4.11 Warrant Agreement dated as of September 11, 1995 between the Company and American Stock Transfer & Trust Company relating to the Class G Warrants (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of September 11, 1995 and incorporated herein by reference).

4.12                   Specimen of Class G Warrant Certificate (filed as Exhibit
                       4.2 to the Company's Current Report on Form 8-K dated as of September 11, 1995 and incorporated herein by reference).

4.13                   Form of Amendment to Class C Warrants (filed as Exhibit
                       4.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

4.14                   Class H Warrant dated as of September 1, 1995 (filed as
                       Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

4.15 Amendment No. 1, dated as of September 27, 1995, to the Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

4.16 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company relating to the Company's Class I Warrants (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-1016 on Form S-4 and incorporated herein by reference).

4.17                   Specimen of Class I Warrant Certificate (filed as Exhibit
                       4.8 to the Company's Registration Statement No. 333-1016 on Form S-4 and incorporated herein by reference).

10.1+ 1989 Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.2+ 1992 Stock Plan of the Company, as amended on February 8, 1996 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996 and incorporated herein by reference).

10.3+ 1992 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.4+ 1992 Non-Employee Director Stock Option Plan, as amended on March 11, 1996 (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996 and incorporated herein by reference).

10.5 Consulting Agreement with Dr. Fred E. Regnier dated June 1, 1988 (filed as Exhibit 10.7 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.6 License Agreement with Purdue Research Foundation dated as of June 16, 1990 (filed as Exhibit 10.8 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.7 Sublease Agreement with the Massachusetts Institute of Technology dated October 1, 1990 (filed as Exhibit 10.10 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.8 Form of Indemnity Agreement with directors and officers (filed as Exhibit 10.15 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.9 Product License and Supply Agreement between Millipore Corporation and the Company granting the Company an exclusive worldwide royalty free license within the Life Science market to use certain patented technology to process membrane products and to carry out certain processes useful to DNA synthesis operations and providing for the supply of membrane products (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.10                  OEM Purchase and Supply Agreement between BioSearch, Inc.
                       and the Waters Chromatography Division of Millipore Corporation with respect to the supply of certain high performance liquid chromatography components, machined parts and other materials to BioSearch, Inc. (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.11 Assignment of Settlement Agreement between Millipore Corporation, University Patents, Inc. and Applied Biosystems, Inc. ("ABI") involving cross license of certain patents, granting ABI a license under U.S. Patent No. 4,725,677, "Process for the Preparation of Oligonucleotides" and Millipore a license under U.S. Patent Nos. 4,458,066 and 4,415,732 (filed as Exhibit
                       10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.12 License Agreement dated January 23, 1991 between the University of Minnesota and Millipore Corporation granting Millipore an exclusive worldwide license to make, use and sell products under U.S. Patent Nos. 5,235,028, 5,196,566 and 5,117,009 and related pending applications covering support structures for peptide synthesis operations (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.13 License Agreement dated January 1, 1988 between Hoffman-La Roche Inc. and Millipore Corporation granting Millipore a non-exclusive license to make, use and sell so-called FMOC chemistries on laboratory instruments (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.14 License Agreement dated March 9, 1992 between Novabiochem AG and Millipore Corporation granting Millipore a non-exclusive license to make, use and sell instruments for the monitoring of certain peptide reactions related to the synthesis of peptides (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.15 License Agreement dated December 17, 1991 between Ole Burkhardt, Peter E. Nielsen, Rolf H. Berg, Michael Egholm and Millipore Corporation granting an exclusive, worldwide license Danish Patent Application No. 0986/91 "Oligonucleotide Analogs Termed PNA" and corresponding international counterparts (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.16 Lease Agreement between the Company and the Massachusetts Institute of Technology dated March 19, 1993 for space located at 12 Emily Street, Cambridge, Massachusetts (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.17 Lease Agreement between the Company and 500 Old Connecticut Path Limited Partnership for space located at 500 Old Connecticut Path, Framingham, Massachusetts (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

10.18 Master Lease Agreement between the Company and Hambrecht & Quist Guaranty Finance, L.P. dated March 31, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

10.19 Security Agreement between the Company and Hambrecht & Quist Guaranty Finance, L.P. dated March 31, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

10.20 Stipulation and Compromise of Settlement dated as of June 14, 1995 relating to the action entitled In re:
                       PerSeptive Biosystems, Inc. Securities Litigation, Civ. Action No. 94-12575(PBS), brought in the U.S. District Court for the District of Massachusetts (filed as Exhibit
                       10.1 to the Company's Current Report on Form 8-K dated as of September 11, 1995 and incorporated herein by reference).

10.21 Credit Agreements between the Company's subsidiary PerSeptive Biosystems GmbH - Hamburg (formerly, "BioSearch GmbH") IKB Deutsche Industriebank and Dresdner Bank (filed as Exhibit 10.27 to Form 10K/A Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference).

10.22 Master Agreement, dated as of May 7, 1996, between the Company and ChemGenics Pharmaceuticals a d/b/a of Myco Pharmaceuticals Inc. (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated as of June 28, 1996 and incorporated herein by reference).

10.23* Omnibus Amendment Agreement dated December 18, 1996 between the Company and ChemGenics Pharmaceuticals, Inc.

21*                    Subsidiaries of the Company.

23.1*                  Consent of Coopers & Lybrand L.L.P.

23.2*                  Consent of Price Waterhouse LLP.

24 Power of Attorney (included in the signature page to the Company's Annual Report on Form 10-K for the year ended September 30, 1996).
________________________________

*Indicates exhibits filed herewith. All other exhibits have been previously filed unless otherwise indicated.
+Indicates a management contract or compensatory plan or arrangement.