Form 10-Q
period 1996-12-28
PERSEPTIVE BIOSYSTEMS INC
filed 1997-02-12
CIK 859640

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Quarterly Period December 28, 1996
                                      or
         ( )  Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
             For the Transition Period From_____________ To ________

                       Commission File Number:  0-20032

                          PerSeptive Biosystems, Inc.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                      04-2987616
     --------                                      ----------
(State or other jurisdiction of                    (IRS Employer ID No.)
incorporation or organization)

500 Old Connecticut Path, Framingham, MA           01701
----------------------------------------           -----
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

          Yes   X                   No___
              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                                          21,387,087 Shares
------------                                          -----------------
(Class)                                        (Outstanding at February 6, 1997)

                          PERSEPTIVE BIOSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               DECEMBER 28, 1996
                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
Part  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

     a)  Consolidated Balance Sheets at
         December 28, 1996 (unaudited) and September 30, 1996                                                   3

     b)  Consolidated Statements of Operations
         for the three-month periods ended
         December 28, 1996 and December 31, 1995 (unaudited)                                                    4

     c)  Consolidated Statements of Cash Flows
         for the three-month periods ended
         December 28, 1996 and December 31, 1995 (unaudited)                                                    5

     d)  Notes to the Consolidated Financial Statements (unaudited)                                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                    9

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                      13

Item 6. Exhibits and Reports on Form 8-K                                                                       14

SIGNATURES                                                                                                     15

                          PERSEPTIVE BIOSYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                              December 28,        September 30,
                                                                                  1996                1996
                                                                            ----------------    -----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                $      7,314        $      5,384
     Short-term investments, available-for-sale                                     14,220              19,273
     Trade accounts receivable, net of allowance for doubtful accounts
       of $2,049 at December 28, 1996 and $2,386 at September 30, 1996              14,944              16,052
     Inventories, net                                                               21,828              21,074
      Other current assets                                                           1,621               2,107
                                                                            ----------------    -----------------
          Total current assets                                                      59,927              63,890

     Fixed assets, net                                                              30,752              32,017
     Patent and license costs, net                                                   5,799               5,913
     Goodwill, net                                                                  18,258              18,518
     Other long-term assets                                                          1,376               1,317
                                                                            ----------------    -----------------
          Total assets                                                        $    116,112        $    121,655
                                                                            ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                         $      8,152        $      9,292
     Accrued expenses                                                               18,751              18,699
     Current portion of deferred  revenue                                            1,239               1,158
     Short-term borrowing                                                            5,036               5,032
     Current portion of obligations  and other current liabilities                   2,726               3,137
                                                                            ----------------    -----------------
          Total current liabilities                                                 35,904              37,318

Long-term liabilities:
     Convertible subordinated notes                                                 27,230              27,230
     Long-term debt                                                                  5,468               5,574
     Capital lease obligations, less current portion                                   365                 361
     Deferred revenue and other liabilities                                            950                 887
                                                                            ----------------    -----------------
          Total long-term liabilities                                               34,013              34,052

Commitments & contingencies (Note 12)

Stockholders' equity:
     Redeemable convertible preferred stock, $.01 par value; 4000 shares authorized; 2,000 shares issued and outstanding at
       December 28, 1996 and September 30, 1996; redemption value
       $20,000 at December 28, 1996 and September 30, 1996                          18,410              18,053
     Common stock, $.01 par value; 100,000,000 shares authorized;
       21,369,273 and 21,315,456 shares issued and outstanding
       at December 28, 1996 and September 30, 1996 , respectively                      215                 213
     Additional paid-in capital                                                    158,864             158,556
     Accumulated deficit                                                          (129,236)           (125,094)
                                                                            ----------------    -----------------
                                                                                    48,253              51,728
     Cumulative translation adjustment                                              (2,008)             (1,373)
     Unrealized loss on investments                                                    (50)                (70)
          Total stockholders' equity                                                46,195              50,285
                                                                            ----------------    -----------------
          Total liabilities and stockholders' equity                          $    116,112        $    121,655
                                                                            ================    =================


   The accompanying notes are an integral part of these financial statements

                          PerSeptive Biosystems, Inc.

                     Consolidated Statements of Operations

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                        Three months ended
                                                 -------------------------------
                                                    December 28,    December 31,
                                                        1996            1995
                                                 -------------------------------
Revenue:
     Product revenue                              $    21,101       $   19,064
     Contract revenue                                                    5,067
                                                 -------------      -----------
                                                       21,101           24,131
                                                 -------------      -----------

Cost of goods sold:
     Cost of product revenue                           10,643            9,023
     Cost of contract revenue                                            4,304
                                                 -------------      -----------
                                                       10,643           13,327
                                                 -------------      -----------
        Gross Profit                                   10,458           10,804

Operating Expenses:
     Research and development                           3,569            1,569
     Selling, general and administrative                9,558            9,632
     Amortization                                         260              724
                                                 -------------      -----------
                                                       13,387           11,925
                                                 -------------      -----------
        Loss from operations                           (2,929)          (1,121)
                                                 -------------      -----------

Other expense:
     Interest expense, net                               (863)            (703)
     Other expense, net                                     8              (52)
                                                 -------------      -----------

Loss before provision for income taxes                 (3,784)          (1,876)

Provision for income taxes                                -                100
                                                 -------------      -----------

Net loss                                          $    (3,784)       $  (1,976)
                                                 =============      ===========

Net loss per common share                              ($0.19)          ($0.18)
                                                 =============      ===========

Weighted average common shares outstanding             21,332           13,971
                                                 =============      ===========

  The accompanying notes are an integral part of these financial statements.

                          PERSEPTIVE BIOSYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                             Three months ended
                                                        December 28,       December 31,
                                                    ----------------------------------------
                                                            1996                  1995
                                                    ------------------       ---------------
Cash from operating activities:
 Net loss                                           $         (3,784)        $      (1,976)
 Adjustments to reconcile net loss to net cash
    used in operating activities
  Net gain on securities available for sale                       20
  Depreciation and amortization                                2,118                 2,798
  Provision for inventory and accounts
    receivable reserves                                                                224
Changes in assets and liabilities
  Decrease (increase) in accounts receivable                     993                (1,306)
  Increase in inventories                                       (969)                 (258)
  Decrease (increase) in other assets                            397                  (836)
  Decrease in accounts payable                                (1,140)                 (312)
  Increase (decrease) in accrued expenses                         52                  (589)
  Increase in other liabilities                                  145                   120

                                                    ------------------       ---------------
  Net cash used in operating activities             $         (2,168)        $      (2,135)
                                                    ------------------       ---------------

Cash flows from investing activities
  Purchases of fixed assets, net                                (731)               (4,382)
  Net proceeds from sales of securities available-
    for-sale                                                   5,054                    22
  Increases in patents and licenses                                                    (27)


  Net cash provided by (used in) investing          ------------------       ---------------
    activities                                      $          4,323         $      (4,387)
                                                    ------------------       ---------------

Cash flows from financing activities
  Proceeds from capital lease financing                                                306
  Principal payments under capital lease obligations            (408)                 (692)
  Net proceeds from facility financing                                               1,515
  Net proceeds from short-term borrowing                        (104)                1,037
  Proceeds from issuance of common stock                         310                   270


  Net proceeds (used in) provided by                ------------------       ---------------
    financing activities                            $           (202)        $       2,436
                                                    ------------------       ---------------
Effect of exchange rate changes on cash
  and cash equivalents                                           (23)                 (278)
                                                    ------------------       ---------------
Increase in cash and cash equivalents                          1,930                (4,364)
Cash and cash equivalents, beginning of period                 5,384                12,215
                                                    ------------------       ---------------
Cash and cash equivalents, end of period            $          7,314         $       7,851
                                                    ==================       ===============

Supplemental disclosure of cash flow information:
  Interest paid                                                  360                   318

Supplemental disclosure of non-cash activities:
  Accretion of Series A Preferred Stock                          357                   515
  Stock issued: purchase costs of AMI acquisition                                    3,471

   The accompanying notes are an integral part of these financial statements

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated balance sheet at December 28, 1996, and the consolidated statements of operations for the three-month periods ended December 28, 1996 and December 31, 1995, and the consolidated statements of cash flows for the three-month periods ended December 28, 1996 and December 31, 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. The results of operations for the three-month period ended December 28, 1996 are not necessarily indicative of the results expected for the year ended September 30, 1997. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended September 30, 1996 and the notes thereto, included in the Company's Annual Report on Form 10-K.

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

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                       December 28, 1996       September 30, 1996
                       -----------------       ------------------
Raw material           $   8,813               $   7,368
Work in process            2,419                   2,751
Finished goods            10,596                  10,955
                       ---------               ---------

Total inventories      $  21,828               $  21,074
                       =========               =========


(3)  NET LOSS PER COMMON SHARE

Net loss per common share is determined by dividing net loss, including accretion on preferred stock, by the weighted average common shares outstanding during the period. Accretion on preferred stock was $357,000 and $515,000 for the three months ended December 28, 1996 and December 31, 1995 respectively. All common stock equivalents consisting of options, warrants, contingently issuable shares and shares held in escrow have been excluded from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

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

5)   LITIGATION AND OTHER MATTERS

The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (collectively, the "Perfusion Patents") covering the process of Perfusion Chromatography/(R)/ and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography. The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action is pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent (the "Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media. The lawsuit seeks to enjoin the defendants from infringing the four patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Perfusion Patents and that the Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages. The Company has denied any liability on these counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Perfusion Patents, and granting the Defendants' motions for partial summary judgment that inventorship of the Perfusion Patents is improper for failure to name two or more persons, who are unrelated to the defendants, as additional joint inventors. The Court, however, affirmed the Company's inventorship. In May and June, 1996, the Court conducted an evidentiary hearing on the issue of whether inventorship of the Perfusion Patents could be corrected, and has not rendered a decision based on that hearing. The Company has preserved its rights of appeal on a number of issues, including the Court's January 9, 1996 order that the Perfusion Patents failed to name additional persons as joint inventors. The Court has not yet considered the issue of infringement of the Perfusion Patents or the Coatings Patent. The Company intends to continue to vigorously pursue this litigation.

In September, 1996, a new United States patent relating to Perfusion Chromatography systems was issued to the Company. This patent, and a related patent for which Notice of Allowance was received in June, 1996, cover instruments and systems that perform the high-speed, high resolution chromatography which is the subject of the Perfusion Patents. Neither of these patents are the subject of the current litigation.

Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

(6)  TRANSACTION WITH CHEMGENICS

Effective June 28, 1996 the Company completed a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.) in which the Company transferred certain assets and employees of the Company's drug discovery program and entered into a non-exclusive license, licensing the Company's technology in the field of drug discovery to ChemGenics in exchange for shares of ChemGenics Common Stock equal to 40% of its fully diluted capital stock, plus warrants to purchase, for a period of four years, additional shares of Common Stock at $5.00 per share equal to 10% of such fully diluted amount. The transaction will combine the Company's proprietary technology in the field of drug discovery with ChemGenics' gene technologies. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. As a result of the above referenced modifications to the agreements, the Company held approximately 34% of the outstanding capital stock of ChemGenics as of December 28, 1996.

(7)  SUBSEQUENT EVENTS - MERGER OF CHEMGENICS AND MILLENNIUM

On January 20, 1997 ChemGenics and Millennium Pharmaceuticals, Inc. ("Millennium") entered into an Agreement and Plan of Merger ("Agreement"). Under the terms of the Agreement, the stockholders of ChemGenics received capital stock of Millennium in exchange for their capital stock of ChemGenics. Additional consideration in the form of cash will be received by certain stockholders of ChemGenics, which stockholders include the Company. At the closing on February 10, 1997, the Company received 1,612,582 shares of Millennium Common Stock in exchange for the shares of ChemGenics Common Stock it held. In addition, the Company received $4 million cash in exchange for warrants it held and in satisfaction of the above referenced promissory note. The parties to the Agreement contemplate that the transaction will qualify as a tax-free merger. The Company's shares of Millennium Common Stock are unregistered as issued and will be subject to restrictions on sale which expire in increments between June and September 1977. It is expected that Millennium will file a Form S-3 with the Securities and Exchange Commission with regard to these shares in June 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 31, 1995

Product revenue for the three months ended December 28, 1996 was $21,101,000 compared with $19,064,000 for the comparable 1995 period. The growth in product revenue is attributable to continued strong sales growth in the analysis product line and further expansion of the Company's products into the international market place. Total revenue amounted to $21,101,000 and $24,131,000 for the three months ended December 28, 1996 and December 31, 1995, respectively. The decrease in total revenue is attributable to the elimination of contract revenue previously recorded in connection with the Company's development efforts on behalf of PTC II, following the acquisition of PTC II in March 1996.

Gross profit from product and related revenue for the three months ended December 28, 1996 and December 31, 1995 was $10,458,000 and $10,804,000,
respectively. Gross margin from product and related revenue was 50% during the three months ended December 28, 1996 as compared to 53% during the same period in the prior year. The decrease in gross margin is primarily attributable to factors relating to product mix, pricing and unfavorable overhead absorption resulting from the existence of excess manufacturing capacity established to support future revenue growth.

Research and development expenses for the three months ended December 28, 1996 amounted to $3,569,000, or 17% of product and related revenue, as compared with $1,569,000, or 8% of product and related revenue for the comparable period in the prior year. On a gross basis, research and development expenses, including such expenses as reflected in contract cost of sales, have declined to $3,569,000, or 17% of product revenue, from $5,473,000, or 27% of product revenue, for the three months ended December 28, 1996 and December 31, 1995,
respectively.   Actions have been taken to control the level of research and development expense actually incurred following the acquisition of PTC II in March 1996. This has been accomplished, in part, through the restructuring program that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Management intends to pursue commercialization opportunities and alliances in order to obtain value from the technologies acquired from PTC II. Management continues to evaluate the scope and direction of the various programs, however there is no assurance that funding sources and/or third-party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

Selling, general and administrative expenses amounted to $9,558,000, or 45% of product and related revenue, during the three months ended December 28, 1996, as compared with $9,632,000, or 51% of product and related revenue during the comparable period in the prior year. The reduction in both aggregate spending as well as spending as a percent of sales is attributable to management's efforts to control these costs as well as improve the productivity of the resources utilized in these functional areas.

Net interest expense was $650,000 during the three months ended December 28, 1996, as compared with $703,000 during the comparable period in the prior year. This decrease is primarily attributable to higher net interest income as compared to the comparable period in the prior year.

Other expenses were $250,000 and $52,000 for the three months ended December 28, 1996 and December 31, 1995 respectively. This increase was due primarily to the impact of unfavorable currency fluctuations as compared to the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments at December 28, 1996 were $21,534,000 as compared to $24,657,000 at September 30, 1996. Expenditures of cash and investments during the three months ended December 28, 1996 primarily related to the funding of operational requirements for $2.2 million and the funding of financing activities for $900,000. Management anticipates additional cash usage relating to various factors including, but not limited to a semi-annual interest payment due on the 8-1/4% convertible subordinated notes, and cash requirements associated with capital expenditures, patent enforcement actions, working capital and operational needs.

The Company believes that its capital resources are sufficient to fund its planned operations through the end of fiscal 1997. The Company believes that additional financing will be required for the development of some of its currently planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will in general depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the success of cost containment initiatives, the competitive environment and the growth in the Company's business, which may cause the Company's actual future capital resources to differ materially, notwithstanding the forward-looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. The Company is actively seeking to raise additional capital through equity or debt financing in the near future or to enter into corporate partnering arrangements. However, there can be no assurance that the Company will be able to successfully raise additional capital at acceptable terms, and any failure to do so could have adverse consequences on planned future product introductions and the Company's growth and operations.

CHEMGENICS TRANSACTION

In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC II) in the field of drug discovery in exchange for shares of ChemGenics common stock, $.001 par value per share ("ChemGenics Common Stock"), and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. The warrants were exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company was subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics Common Stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. the Company held approximately 34% of the outstanding capital stock of ChemGenics as of December 28, 1996.

In January 1997, ChemGenics and Millennium Pharmaceuticals, Inc. announced that they had entered into a definitive merger agreement for Millennium to acquire ChemGenics in a stock for stock transaction. At the closing, which was held on February 10, 1997, the Company received 1,612,582 shares of Millennium stock and cash in the amount of $4 million. The Millennium shares issued in the transaction are unregistered and subject to restrictions on sale which expire in increments between June and September 1997. Registration of the shares is expected to occur in June 1997.

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

Potential Fluctuations in Operating Results. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of biopharmaceutical development and commercialization programs of the Company's customers, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company and the capital resources of the Company's customers. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, results may vary significantly from quarter to quarter or year to year based on timing of revenue, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods.

Uncertainties Associated with Future Performance. The Company expects to continue to improve operating results in future periods; however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future. The Company's success in the market for biopharmaceutical purification, analysis and synthesis products will depend, in part, on attracting and maintaining key employees, continued development of foreign sales operations, successful integration of recent acquisitions, continued support from current customers, development of new
customers and successful enforcement of the Company's patent rights.   See
"Legal Proceedings."

Need to Integrate Acquisitions. In recent years, the Company has made several acquisitions that have increased the number of the Company's employees or the scope of its business, or both. The Company may make additional acquisitions in the future. The success of these acquisitions will depend on a number of factors, including the ability of the Company's management to integrate the administrative, manufacturing and sales operations of the acquired businesses with those of the Company, to retain key personnel of the acquired businesses, to reduce costs and to preserve and expand sales of the products of the acquired businesses. There can be no assurance that the Company will be able to operate successfully the acquired businesses or that the Company will not experience losses as a result of these acquisitions. With respect to the acquisition of PTC II, the success of the combined business will depend, in part, on the continued availability of funding sources for the research and development projects. The Company has licensed the technology developed through PTC II to ChemGenics for drug discovery purposes. If other research and development programs formerly funded by PTC II are continued by the Company, they will be required to be funded in total by the Company and it will be required to rely upon its own resources or seek alternative sources of capital and/or collaborative funding. There is no assurance that sufficient sources of capital and other funding will be available to the Company in the near term or long term to fund all the Company's current research and development programs and those acquired from PTC II.

Uncertainties Associated with Expansion of Marketing and Manufacturing Operations. The Company intends to continue expanding its sales and marketing efforts in the United States and other countries. The Company's ability to accomplish this objective is dependent on many factors including, among others, attracting and retaining a significant number of additional sales and marketing professionals, expanding foreign sales operations and developing distributor relationships in certain markets. This continued expansion will involve significant additional expense and the risks inherent in integrating new sales and marketing personnel into the Company's existing organization. Increasing sales may also require the expansion of the Company's manufacturing capabilities for the Biospectrometry product line, which expansion would require significant capital expenditures and management attention. There can be no assurance that the Company will be able to accomplish its sales, marketing and manufacturing objectives.

Potential Costs Associated with Patent Litigation. Patent litigation is widespread in the biotechnology industry and, in general, it is not possible to predict how any such litigation would affect the Company's business. The Company has sued two competitors for infringement of Company patents relating to Perfusion Chromatography. The defendants in that suit are seeking to have these patents declared invalid and they have asserted counterclaims against the Company. The Company may incur substantial additional expenses relating to this and other proceedings. There can be no assurance that the outcome of the litigation will not have a material adverse effect on the Company. See "Legal Proceedings."

Patent and License Uncertainties. Proprietary rights relating to the Company's products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that any pending patent applications filed by the Company will result in patents being issued or that any patents now or hereafter owned by the Company will afford protection against competitors. In the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company has established a policy of vigorously enforcing its patent rights. See "Legal Proceedings." If the Company participates in interference or other proceedings under the jurisdiction of the U.S. Patent and Trademark Office, such proceedings could result in substantial costs to the Company. Competitors, including those with substantially greater resources than the Company, may initiate litigation to challenge the validity of the

Company's patents. Others may use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents of which the Company is not aware held by parties not affiliated with the Company that relate to the Company's products or technology. The Company may need to acquire licenses to, or contest the validity of, any such patents. It is likely that significant funds would be required to contest the validity of any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest.

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

Intense Competition and Risk of Technological Obsolescence. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or non-competitive. Many of the Company's competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than those of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (collectively, the "Perfusion Patents") covering the process of Perfusion Chromatography /(R)/ and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography. The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action is pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent (the "Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media. The lawsuit seeks to enjoin the defendants from infringing the four Patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Perfusion Patents and that the Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages. The Company has denied any liability on these counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Perfusion Patents, and granting the Defendants' motions for partial summary judgment that inventorship of the Perfusion Patents is improper for failure to name two or more persons, who are unrelated to the defendants, as additional joint inventors. The Court, however, affirmed the Company's inventorship. In May and June, 1996, the Court conducted an evidentiary hearing on the issue of whether inventorship of the Perfusion Patents could be corrected, and has not rendered a decision based on that hearing. The Company has preserved its rights of appeal on a number of issues, including the Court's January 9, 1996 order that the Perfusion Patents failed to name additional persons as joint inventors. The Court has not yet considered the issue of infringement of the Perfusion Patents or the Coatings Patent. The Company intends to continue to vigorously pursue this litigation.

In September, 1996, a new United States patent relating to Perfusion Chromatography systems was issued to the Company. This patent, and a related patent for which Notice of Allowance was received in June, 1996, cover instruments and systems that perform the high-speed, high resolution chromatography which is the subject of the Perfusion Patents. Neither of these patents are the subject of the current litigation.

Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission (the "Commission") relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - None

(b)       Reports on Form 8-K - None



           [The remainder of this page is intentionally left blank.]

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERSEPTIVE BIOSYSTEMS, INC.



Date:  February 12, 1997                     By:/s/ Noubar B. Afeyan
       -----------------                        --------------------
                                                Noubar B. Afeyan, Chairman
                                                and Chief Executive Officer
                                                (Principal Executive Officer)


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


                                             By:/s/ John F. Smith
                                                -----------------
                                                John F. Smith, President
                                                and Director