Form 10-Q
period 1997-03-29
PERSEPTIVE BIOSYSTEMS INC
filed 1997-05-13
CIK 859640

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the Quarterly Period March 29, 1997
                                       or
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

                              Yes   X         No
                                  ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock              21,431,141 Shares
------------              -----------------
(Class)               (Outstanding at May 8, 1997)

                          PERSEPTIVE BIOSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 29, 1997
                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part  I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         a)  Consolidated Balance Sheets at
             March 29, 1997 (unaudited) and September 30, 1996              3

         b)  Consolidated Statements of Operations
             for the three and six-month periods ended
             March 29, 1997 and March 30, 1996 (unaudited)                  4

         c)  Consolidated Statements of Cash Flows
             for the six-month periods ended
             March 29, 1997 and March 30, 1996 (unaudited)                  5

         d)  Notes to the Consolidated Financial Statements (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  19

                          PERSEPTIVE BIOSYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  March 29,        September 30,
                                                    1997               1996
                                                -------------      -------------
                                                 (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                     $       6,788      $       5,384
  Short-term investments, available-
   for-sale                                            36,075             19,273
  Trade accounts receivable, net of
   allowance for doubtful accounts
   of $1,936 at March 29, 1997 and
   $2,386 at September 30, 1996,
   respectively                                        17,466             16,052
  Inventories, net                                     20,489             21,074
  Other current assets                                  1,484              2,107
                                                -------------      -------------
     Total current assets                              82,302             63,890

  Fixed assets, net                                    29,555             32,017
  Patent and license costs, net                         5,686              5,913
  Goodwill, net                                        17,998             18,518
  Other long-term assets                                1,422              1,317
                                                -------------      -------------
     Total assets                               $     136,963      $     121,655
                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $      11,042      $       9,292
  Accrued expenses                                     15,647             18,699
  Current portion of deferred revenue                   2,410              1,158
  Short-term borrowing                                  4,919              5,032
  Current portion of obligations and
   other current liabilities                            2,274              3,137
                                                -------------      -------------
     Total current liabilities                         36,292             37,318

Long-term liabilities:
  Convertible subordinated notes                       27,230             27,230
  Long-term debt                                        5,063              5,574
  Captial lease obligations, less
   current portion                                        403                361
  Deferred revenue and other liabilities                1,014                887
                                                -------------      -------------
     Total long-term liabilities                       33,710             34,052

Commitments and contingencies

Stockholders' equity:
  Redeemable convertible preferred stock,
   $.01 par value; 4,000 shares authorized;
   2,000 shares issued and outstanding at
   March 29, 1997 and September 30, 1996;
   redemption value $20,000 at March 29, 1997
   and September 30, 1996                              18,767             18,053
  Common stock, $.01 par value; 100,000,000
   shares authorized; 21,429,431 and
   21,315,456 shares issued and outstanding at
   March 29, 1997 and September 30, 1996,
   respectively                                           215                213
  Additional paid-in capital                          159,200            158,556
  Accumulated deficit                                (106,959)          (125,094)
                                                -------------      -------------
                                                       71,223             51,728
  Cumulative translation adjustment                    (4,240)            (1,373)
  Unrealized loss on investments                          (22)               (70)
                                                -------------      -------------
     Total stockholders' equity                        66,961             50,285
                                                -------------      -------------
     Total liabilities and stockholders'
       equity                                   $     136,963      $     121,655
                                                =============      =============

   The accompanying notes are an integral part of these financial statements

                          PERSEPTIVE BIOSYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                  (unaudited)

                                                   Three months ended                     Six months ended
                                              ------------------------------        -----------------------------
                                                 March 29,       March 30,             March 29,       March 30,
                                                   1997            1996                  1997            1996
                                              ------------------------------        -----------------------------
Revenue:
   Product revenue                            $    23,193        $    19,367        $    44,294        $   38,431
   Contract revenue                                   -                5,034                -              10,101
                                              -----------        -----------        -----------        ----------
                                                   23,193             24,401             44,294            48,532
                                              -----------        -----------        -----------        ----------
Cost of goods sold:
   Cost of product revenue                         11,691              9,677             22,334            18,700
   Cost of contract revenue                           -                4,267                -               8,571
   Other charges                                      -                4,837                -               4,837
                                              -----------        -----------        -----------        ----------
                                                   11,691             18,781             22,334            32,108
                                              -----------        -----------        -----------        ----------
     Gross profit                                  11,502              5,620             21,960            16,424

Operating Expenses:
   Research and development                         3,555              1,701              7,124             3,270
   Selling, general and administrative              9,952             11,015             19,510            20,647
   Other charges                                      -               13,496                -              13,496
   Amortization                                       260                794                520             1,518
                                              -----------        -----------        -----------        ----------
                                                   13,767             27,006             27,154            38,931
                                              -----------        -----------        -----------        ----------
     Loss from operations                          (2,265)           (21,386)            (5,194)          (22,507)
                                              -----------        -----------        -----------        ----------
Other income (expense):
   Interest expense, net                             (599)              (719)            (1,462)           (1,422)
   Other income (expense), net                     25,498                 41             25,506               (11)
                                              -----------        -----------        -----------        ----------
Net income/(loss) before provision
  for income taxes                                 22,634            (22,064)            18,850           (23,940)

Provision for income taxes                            -                  -                  -                 100
                                              -----------        -----------        -----------        ----------
Net income (loss)                             $    22,634        $   (22,064)       $    18,850        $  (24,040)
                                              ===========        ===========        ===========        ==========

Net income/(loss) per common share
   Primary                                    $      1.02        $     (1.48)       $      0.84        $    (1.72)
   Fully diluted                              $      0.93                           $      0.77

Weighted average common shares
   Primary                                         21,745             15,243             21,679            14,609
   Fully diluted                                   24,458                                24,419

  The accompanying notes are an integral part of these financial statements.

                          PERSEPTIVE BIOSYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                          Six months ended
                                                      March 29,        March 30,
                                                      --------------------------
                                                        1997             1996
                                                      ---------        ---------
Cash from operating activities:
   Net income (loss)                                  $  18,850        $ (24,040)
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities, net of acquired amounts
   Net (gain) loss on securities available for sale          48              -
   Depreciation and amortization                          3,850            5,593
   Non-cash portion of gain on Chemgenics exchange      (21,830)             -
   Non-cash portion of other charges                        -             17,261
Changes in assets and liabilities:
   Increase in accounts receivable                       (2,131)          (1,315)
   Increase in inventories                                 (327)          (2,467)
   Decrease (increase) in other assets                      365             (348)
   Increase in accounts payable                           1,750              512
   Decrease in accrued expenses                          (3,052)            (118)
   Increase (decrease) in other liabilities               1,381           (2,426)
                                                      ---------        ---------
   Net cash used in operating activities              $  (1,096)       $  (7,348)
                                                      ---------        ---------
Cash flows from investing activities
   Purchases of fixed assets                             (1,933)          (7,188)
   Cash and investments acquired from PTC II                -             11,851
   Net proceeds from sales of
    securities available-for-sale                         5,028           (1,422)
   Increases in patents and licenses                        -                187
                                                      ---------        ---------
   Net cash provided by (used in)
    investing activities                              $   3,095        $   3,428
                                                      ---------        ---------
Cash flows from financing activities
   Proceeds from capital lease financing                    -                306
   Principal payments under capital lease
    obligations                                            (822)            (733)
   Net proceeds from facility financing                     -              2,585
   Net proceeds (payments) from short-term
    borrowing                                              (114)           1,179
   Proceeds from issuance of common stock                   646               (6)
                                                      ---------        ---------
   Net cash (used in) provided by
    financing activities                              $    (290)       $   3,331
                                                      ---------        ---------
Effect of exchange rate changes on
   cash and cash equivalents                               (305)            (688)
                                                      ---------        ---------
Increase (decrease) in cash and cash
   equivalents                                            1,404           (1,277)
Cash and cash equivalents, beginning of
   period                                                 5,384           12,215
                                                      ---------        ---------
Cash and cash equivalents, end of period              $   6,788        $  10,938
                                                      =========        =========

Supplemental disclosure of cash flow
   information:
   Interest paid                                          1,843            1,666

Supplemental disclosure of non-cash
   activities:
   Accretion of Series A Preferred Stock                    714            1,031
   Stock issued: purchase costs of AMI
     acquisition                                                           3,423
   Stock and warrants issued in connection with
     PTC II acquisition                                                   15,592

   The accompanying notes are an integral part of these financial statements

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated balance sheet at March 29, 1997, and the consolidated statements of operations for the three and six-month periods ended March 29, 1997 and March 30, 1996, and the consolidated statements of cash flows for the six-month periods ended March 29, 1997 and March 30, 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. The results of operations for the three and six-month periods ended March 29, 1997 are not necessarily indicative of the results expected for the year ended September 30, 1997. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended September 30, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K.

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

(2)   INVENTORIES

Inventories consist of the following (in thousands):

                     March 29, 1997  September 30, 1996
                     --------------  ------------------

Raw material                $ 7,572             $ 7,368
Work in process               2,027               2,751
Finished goods               10,890              10,955
                            -------             -------

Total inventories           $20,489             $21,074
                            =======             =======

(3)  NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per common share is computed by dividing net income, including accretion on preferred stock, by the weighted average common shares and dilutive weighted average common stock equivalents outstanding during the period. Accretion on preferred stock was $357,000 and $714,000 for the three and six-months ended March 29, 1997 and $515,000 and $1,031,000 for the three and six-months ended March 30, 1996, respectively. Common stock equivalents consist of shares subject to stock options, warrants, contingently issuable shares and shares held in escrow. Net loss per share for the three and six-month periods ended March 30, 1996 exclude all common stock equivalents from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

Fully diluted net income per common share is computed by dividing net income before accretion on preferred stock by the weighted average common shares outstanding during the period plus weighted average common stock equivalents and equivalent shares resulting from the assumed conversion of preferred stock using the period end market price of the common stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ended after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in its fiscal year ended September 30, 1998 and has not yet determined the impact of such adoption.

(4)   ACQUISITION OF PERSEPTIVE TECHNOLOGIES II CORPORATION

On November 1, 1995, the Company, PerSeptive Acquisition Corporation ("PAC"), a wholly owned subsidiary of the Company, and PerSeptive Technologies II Corporation ("PTC II") entered into a definitive agreement pursuant to which the Company agreed to an exchange offer for all of the 2,645,000 outstanding units of PTC II followed by a merger of PTC II with PAC. Each PTC II unit consisted of one share of callable common stock of PTC II and one Class E Warrant of the Company, exercisable at $33.00 until December 1998. Effective March 8,1996, the Company acquired 2,603,125 units of PTC II that were validly tendered and not withdrawn in the exchange offer. The PTC II shareholders, who participated in the exchange offer, exchanged their units for 2,603,125 shares of the Company's common stock and 2,603,125 new class I Warrants to purchase the Company's common stock, exercisable until August 8, 1997 at an exercise price per share of $13.50. On March 13, 1996, PTC II merged with PAC and became a wholly owned subsidiary of the Company. Each of the remaining 41,875 shares of callable common stock of PTC II not exchanged in the exchange offer were automatically converted into a right to receive one share of the Company's common stock upon the merger of PTC II with PAC. During the quarter ended June 30, 1996, 36,475 rights were exchanged for an equivalent number of shares of the Company's common stock. The total value of the common stock issued in the exchange offer was approximately $16 million based on the market value of the Company's common stock on March 8, 1996. The transaction has been accounted for as a purchase and the Company has recorded an in-process research and development charge of approximately $6.8 million which represents the value of acquired technologies which have not reached commercialization. During the three-month period ended March 30, 1996, the Company recognized research and development revenue from PTC II totaling approximately $5 million.

5)  LITIGATION AND OTHER MATTERS

The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (U.S. Nos. 5,019,270, 5,228,989 and 5,384,042), covering the process of Perfusion Chromatography/(R)/ and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography (collectively, the "Original Perfusion Patents"). The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action has been pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent (the "Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media. The lawsuit seeks to enjoin the defendants from infringing the four patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Original Perfusion Patents and that the Original Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages, as well as attorneys' fees and expenses. The Company has denied any liability on these counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgement relating to the inventorship of the Original Perfusion Patents, granting the defendants' motions for partial summary judgement that inventorship of the Original Perfusion Patents is improper for failure to name two or more persons as additional joint inventors, and requiring the Company to move to correct inventorship or have the patents declared invalid. On March 12, 1996, the Court entered a ruling directing the Company to correct inventorship and placed on the Company the burden of proving the absence of deceptive intent in the designation of inventors at a hearing. The Company moved to correct inventorship. The Company has preserved its right to appeal on a number of issues, including the Court's January 9, 1996 order that the Original Perfusion Patents failed to name additional persons as joint inventors and the Court's March 12, 1996 order imposing the burden of proof on PerSeptive. The hearing was held in May and June 1996. On April 3, 1997, the Court issued a ruling denying the Company's motion to correct inventorship, ruling that the Company had not met its burden of proving that two British scientists, who worked for a company that is not a party to the litigation, were not named on the Original Perfusion Patents without deceptive intent within the meaning of Section 256 of Title 35 United States Code, and granted judgment in favor of Sepracor, BioSepra and Pharmacia on the Company's claims relating to the Original Perfusion Patents. On April 16, 1997, the Company filed a motion to permit an immediate appeal of the April 3, 1997 decision, and the related January 9, 1996 and March 12, 1996 decisions, to the United States Court of Appeals for the Federal Circuit, which has exclusive jurisdiction in the United States to hear appeals in patent cases. On April 30, 1997, the defendants filed a motion requesting that the District Court render a decision on the defendants' defense of inequitable conduct prior to permitting the Company's appeal. The Court has not rendered a decision on the Company's or the defendants' motions. The Court has not yet considered the issue of infringement of the Original Perfusion Patents or the Coatings Patent. The Company intends to continue to vigorously pursue this litigation.

In September 1996 and February 1997, two new United States patents relating to Perfusion Chromatography systems were issued to the Company. Neither of these patents, which cover instruments an systems that perform the high-speed, high resolution chromatography which is the subject of the Original Perfusion Patents, are the subject of the current litigation. Prior to the issuance of these patents, the Company had submitted to the patent examiner the District Court's January 9, 1996 order, and non-confidential portions of the related briefs filed by the parties, and the patents were issued naming only PerSeptive's scientific founders as the inventors nonetheless.

Since November 1994, the Company has been responding to informal requests for information from the Commission related to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpeona powers to obtain information relevant to its inquiry. The Commission has utilized and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

(6)  TRANSACTION WITH CHEMGENICS

Effective June 28, 1996 the Company completed a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.) in which the Company transferred certain assets and employees of the Company's drug discovery program and entered into a non-exclusive license, licensing the Company's technology in the field of drug discovery to ChemGenics in exchange for shares of ChemGenics common stock, $.001 par value per share ("ChemGenics common stock") equal to 40% of its fully diluted common stock, plus warrants to purchase, for a period of four years, additional shares of ChemGenics common stock at $5.00 per share equal to 10% of such fully diluted amount. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics common stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. As a result of the above referenced modifications to the agreements, the Company held approximately 34% of the outstanding common stock of ChemGenics as of December 28, 1996.

(7)  MERGER OF CHEMGENICS AND MILLENNIUM

On January 20, 1997 ChemGenics and Millennium Pharmaceuticals, Inc. ("Millennium") entered into an Agreement and Plan of Merger ("Agreement").
Under the terms of the Agreement, the stockholders of ChemGenics received common
stock of Millennium in exchange for their common stock of ChemGenics.   At the
closing on February 10, 1997, the Company received 1,612,582 shares of Millennium common stock, $.001 par value per share ("Millennium common stock"), in exchange for its shares of ChemGenics common stock. In addition, the Company received $4 million cash in exchange for the warrants for ChemGenics common stock and in satisfaction of the above referenced promissory note. The parties to the Agreement contemplate that the transaction will qualify as a tax-free merger. The Company's shares of Millennium common stock are unregistered as issued and will be subject to restrictions on sale which expire in increments between June and September 1997. In connection with this event, the Company recorded a gain of $25.8 million, reflecting the fair market value of the cash received and the Company's investment in Millennium common stock as of March 29, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997  AND MARCH 30, 1996

Product revenue for the three months ended March 29, 1997 was $23,193,000 compared with $19,367,000 for the comparable 1996 period. The growth in product revenue is attributable to increasing sales in the analysis, purification and synthesis product lines and further expansion of the Company's products into the international market place. Total revenue amounted to $23,193,000 and $24,401,000 for the three months ended March 29, 1997 and March 30, 1996, respectively. The decrease in total revenue is attributable to the elimination of contract revenue, previously recorded in connection with the Company's development efforts on behalf of PTC II, following the acquisition of PTC II in March 1996.

Gross profit from product revenue for the three months ended March 29, 1997 and March 30, 1996 was $11,502,000 and $9,690,000, respectively. Gross margin from product revenue was 50% for these comparable periods. Gross margin from product revenue for the three months ended March 29, 1997 was favorably affected by the sale of instruments for which certain reserves had been recorded previously.
The Company's ability to improve gross margin levels will be dependent upon, among other things, improving product mix and selling prices in the face of increasing competition and reducing underabsorption in the Company's manufacturing operations.

Included in cost of revenue for the three months ended March 30, 1996 are other charges totaling $4.8 million. These charges represent provisions to write off inventory and other assets associated with actions taken in 1996 to discontinue product lines as well as to reposition certain products within the purification, analysis and synthesis product lines.

Research and development expenses for the three months ended March 29, 1997 amounted to $3,555,000, or 15% of product revenue, as compared with $1,701,000, or 9% of product revenue, for the comparable period in 1996. Research and development expenses, which include such expenses as reflected in cost of contract revenue, have declined to $3,555,000, or 15% of product revenue, from $5,968,000, or 31% of product revenue, for the three months ended March 29, 1997 and March 30, 1996, respectively. Actions have been taken to control the level of research and development expense actually incurred following the acquisition of PTC II in March 1996. This has been accomplished, in part, through the restructuring program that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Management intends to continue pursuing commercialization opportunities and alliances in order to obtain value from the technologies acquired from PTC II, as it has done in the recently completed transactions with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.) (subsequently merged with Millennium Pharmaceuticals, Inc. ("Millennium"). See Notes (6) and (7). Management continues to evaluate the scope and direction of the various programs; however there is no assurance that funding sources and/or third-party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

Selling, general and administrative expenses amounted to $9,952,000, or 43% of Product revenue, during the three months ended March 29, 1997, as compared with $11,015,000, or 57% of Product revenue during the comparable period in the prior year. The reduction in both aggregate spending as well as spending as a percent of sales is attributable to management's efforts to control these costs as well as improve the productivity of the resources utilized in these functional areas.

Other income was $25,498,000 and $41,000 for the three months ended March 29, 1997 and March 30, 1996, respectively. This increase was due primarily to the gain on the exchange of the Company's ChemGenics common stock, $.001 per value per share (the "ChemGenics common stock"), for Millennium common stock, $.001 par value per share (the "Millennium common stock"), plus the receipt of additional consideration in the form of cash upon the merger of ChemGenics with Millennium.

Net interest expense was $599,000 during the three months ended March 29, 1997, as compared with $719,000 during the comparable period in the prior year. This decrease is primarily attributable to higher net interest income as compared to the comparable period in the prior year.

SIX MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

Product revenue for the six months ended March 29, 1997 was $44,294,000 compared with $38,431,000 for the comparable period in 1996. The growth in product revenue is attributable to increasing sales in the analysis and synthesis product lines and further expansion of the Company's products into the international market place. Total revenue amounted to $44,294,000 and $48,532,000 for the six months ended March 29, 1997 and March 30, 1996, respectively. The decrease in total revenue is attributable to the elimination of contract revenue, previously recorded in connection with the Company's development efforts on behalf of PTC II, following the acquisition of PTC II in March 1996.

Gross profit from product revenue for the six months ended March 29, 1997 and March 30, 1996 was $21,960,000 and $19,731,000, respectively. Gross margin from product revenue was 50% for each of these periods. Gross margin from product revenue for the six months ended March 29, 1997 was favorably affected by the sale of instruments for which certain reserves had been recorded previously.
The Company's ability to improve gross margin levels will be dependent upon, among other things, improving product mix and selling prices in the face of increasing competition and reducing underabsorption in the Company's manufacturing operations.

Included in cost of revenue for the six months ended March 30, 1996 are other charges totaling $4.8 million. These charges represent provisions to write off inventory and other assets associated with actions taken to discontinue product lines as well as to reposition certain products within the purification, analysis and synthesis product lines.

Research and development expenses for the six months ended March 29, 1997 amounted to $7,124,000, or 16% of product revenue, as compared with $3,270,000, or 9% of product revenue for the comparable period in the prior year. Research and development expenses, which include such expenses as reflected in cost of contract revenue, have declined to $7,124,000, or 16% of product revenue, from $11,841,000, or 31% of product revenue, for the six months ended March 29, 1997 and March 30, 1996, respectively. Actions have been taken to control the level of research and development expense actually incurred following the acquisition of PTC II in March 1996. This has been accomplished, in part, through the restructuring program that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Management intends to continue pursuing commercialization opportunities and alliances in order to obtain value from the technologies acquired from PTC II, as it has done in the recently completed ChemGenics/Millennium transaction. See Notes (6) and (7). Management continues to evaluate the scope and direction of the various programs, however there is no assurance that funding sources and/or third-party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

Selling, general and administrative expenses amounted to $19,510,000, or 44% of product revenue, during the six months ended March 29, 1997, as compared with $20,647,000, or 54% of product revenue, during the comparable period in the prior year. The reduction in both aggregate spending as well as spending as a percent of sales is attributable to management's efforts to control these costs as well as improve the productivity of the resources utilized in these functional areas.

Other income was $25,506,000 for the six months ended March 29, 1997 as opposed to other expense of $11,000 for the comparable period in 1996. This increase was due primarily to the gain on the exchange of ChemGenics common stock for Millennium common stock plus the receipt of additional consideration in the form of cash upon the merger of ChemGenics with Millennium.

Net interest expense was $1,462,000 during the six months ended March 29, 1997, as compared with $1,422,000 during the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at March 29, 1997 were $42,863,000 as compared to $24,657,000 at September 30, 1996. The increase in cash, cash equivalents and investments is due principally to the $25.8 million of cash and fair market value of the Company's investment in Millennium Common Stock. This was offset by expenditures of cash, cash equivalents and investments during the three months ended March 29, 1997 primarily related to the funding of operational requirements and capital additions for $3.0 million and the funding of financing activities for $900,000. Management anticipates additional cash usage relating to various factors including, but not limited to, expenditures relating to a significant new product launch and cash requirements associated with capital expenditures, patent enforcement actions, working capital and operational needs.

The Company believes that its capital resources are sufficient to fund its planned operations through the end of fiscal 1997. The Company believes that additional financing may be required for the development of some of its currently planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will in general depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the success of cost containment initiatives, the successful registration and liquidation of the Company's common stock holdings in Millennium, the competitive environment and the growth in the Company's business, which may cause the Company's actual future capital resources to differ materially, notwithstanding the forward-looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. The Company is continually evaluating its liquidity position and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurance that the Company will be able to successfully raise additional capital at acceptable terms.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ended after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in its fiscal year ended September 30, 1998 and has not yet determined the impact of such adoption.

CHEMGENICS AND MILLENNIUM TRANSACTIONS

In June 1996, the Company entered into a transaction with ChemGenics, in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC II) in the field of drug discovery in exchange for shares of ChemGenics common stock and warrants to purchase additional shares of ChemGenics common stock exercisable until June 28, 2000. The warrants were exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company was subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics common stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics common stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company held approximately 34% of the outstanding common stock of ChemGenics as of December 28, 1996.

In January 1997, ChemGenics and Millennium announced that they had entered into a definitive merger agreement (the "Merger Agreement") for Millennium to acquire ChemGenics in a stock for stock transaction. At the closing, which was held on February 10, 1997, the Company received 1,612,582 shares of Millennium common stock and cash in the amount of $4 million. The Millennium shares issued in the transaction are unregistered and subject to restrictions on sale which expire in increments between June and September 1997. Registration of the shares is expected to occur in June 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Additional Financing Requirements. The Company believes additional long-term financing may be required for the development of some of its currently planned product introductions and to support its planned operations and capital expenditures in its core business relating to the purification, analysis and synthesis of biomolecules. The Company may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurances that this funding will be made available or that terms acceptable to the Company will be reached.

Investment in Millennium. The Company currently holds approximately 1.6 million shares of unregistered Millennium common stock, which shares Millennium is required to register under the terms of the Merger Agreement. Failure of such registration statement to become effective in a timely manner due to regulatory delays could adversely impact the Company's near-term liquidity. Downward fluctuations in the market price of Millennium common stock will have an adverse effect on the value of the Company's investments. There can be no assurance that the Company will be able to realize cash from the sale of the Millennium common stock equal to the value reflected in the Company's balance sheet as of March 29, 1997. At this time, the Company has not established a plan for liquidating this investment.

Potential Fluctuations in Operating Results. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of biopharmaceutical development and commercialization programs of the Company's customers, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company and the capital resources of the Company's customers. The Company's current and planned expense levels are based in part on its expectations as to future revenue.
Consequently, results may vary significantly from quarter to quarter or year to year based on timing of revenue, and revenue or profits in any period will not necessarily be indicative of results in subsequent periods. In addition, the Company's stock price has been volatile and may be affected by general market conditions beyond the Company's control.

Uncertainties Associated with Future Performance. The Company expects to continue to improve operating results in future periods; however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future. The Company's success in the market for biopharmaceutical purification, analysis and synthesis products will depend, in part, on attracting and maintaining key employees, continued development of foreign sales operations, continued support from current customers, development of new customers and successful enforcement of the
Company's patent rights.   See "Legal Proceedings."

Need to Integrate Acquisitions. In recent years, the Company has made several acquisitions that have increased the number of the Company's employees or the scope of its business, or both. The Company may make additional acquisitions in the future. The success of these acquisitions will depend on a number of factors, including the ability of the Company's management to integrate the administrative, manufacturing and sales operations of the acquired businesses with those of the Company, to retain key personnel of the acquired businesses, to reduce costs and to preserve and expand sales of the products of the acquired businesses. There can be no assurance that the Company will be able to operate successfully the acquired businesses or that the Company will not experience losses as a result of these acquisitions. With respect to the acquisition of PTC II, the success of the combined business will depend, in part, on the continued availability of funding sources for the research and development projects. The Company licensed the technology developed through PTC II for drug discovery purposes to ChemGenics, which has been acquired by Millennium. If other research and development programs formerly funded by PTC II are continued by the Company, they will be required to be funded in total by the Company and it will be required to rely upon its own resources or seek alternative sources of capital and/or collaborative funding. There is no assurance that sufficient sources of capital and other funding will be available to the Company in the near term or long term to fund all the Company's current research and development programs and those acquired from PTC II.

Uncertainties Associated with Expansion of Marketing and Manufacturing Operations. The Company intends to continue expanding its sales and marketing efforts in the United States and internationally. The Company's ability to accomplish this objective is dependent on many factors including, among others, attracting and retaining a significant number of additional sales and marketing professionals, expanding foreign sales operations and developing distributor relationships in certain markets. This continued expansion will involve significant additional expense and the risks inherent in integrating new sales and marketing personnel into the Company's existing organization. Increasing sales may also require the expansion of the Company's manufacturing capabilities for the Biospectrometry product line, which expansion would require significant capital expenditures and management attention. There can be no assurance that the Company will be able to accomplish its sales, marketing and manufacturing objectives.

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

Pending Governmental Investigation. Since November 1994, the Securities and Exchange Commission (the "Commission") has been conducting an investigation into certain financial matters of the Company arising from the Company's restatement of its financial statements for Fiscal 1993 and the first three quarters of Fiscal 1994, and related matters. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. The Company has been cooperating fully with this investigation. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. See "Legal Proceedings."

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (U.S. Nos. 5,019,270, 5,228,989 and 5,384,042), covering the process of Perfusion Chromatography/(R)/ and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography (collectively, the "Original Perfusion Patents"). The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action has been pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent (the "Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media. The lawsuit seeks to enjoin the defendants from infringing the four patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Original Perfusion Patents and that the Original Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages, as well as attorneys' fees and expenses. The Company has denied any liability on these counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Original Perfusion Patents, granting the Defendants' motions for partial summary judgment that inventorship of the Original Perfusion Patents is improper for failure to name two or more persons as additional joint inventors, and requiring the Company to move to correct inventorship or have the patents declared invalid. On March 12, 1996, the Court entered a ruling directing the Company to correct inventorship and placed on the Company the burden of proving the absence of deceptive intent in the designation of inventors at a hearing. The Company moved to correct inventorship. The Company has preserved its right to appeal on a number of issues, including the Court's January 9, 1996 order that the Original Perfusion Patents failed to name additional persons as joint inventors and the Court's March 12, 1996 order imposing the burden of proof on PerSeptive. The hearing was held in May and June 1996. On April 3, 1997, the Court issued a ruling denying the Company's motion to correct inventorship, ruling that the Company had not met its burden of proving that two British scientists, who worked for a company that is not a party to the litigation, were not named on the Original Perfusion Patents without deceptive intent within the meaning of Section 256 of Title 35 United States Code, and granted judgment in favor of Sepracor, BioSepra and Pharmacia on the Company's claims relating to the Original Perfusion Patents. On April 16, 1997, the Company filed a motion to permit an immediate appeal of the April 3, 1997 decision, and the related January 9, 1996 and March 12, 1996 decisions, to the United States Court of Appeals for the Federal Circuit, which has exclusive jurisdiction in the United States to hear appeals in patent cases. On April 30, 1997, the defendants filed a motion requesting that the District Court render a decision on the defendants' defense of inequitable conduct prior to permitting the Company's appeal. The Court has not rendered a decision on the Company's or the defendants' motions. The Court has not yet considered the issue of infringement of the Original Perfusion Patents or the Coatings Patent. The Company intends to continue to vigorously pursue this litigation.

In September 1996 and February 1997, two new United States patents relating to Perfusion Chromatography systems were issued to the Company. Neither of these patents, which cover instruments and systems that perform the high-speed, high resolution chromatography which is the subject of the Original Perfusion Patents, are the subject of the current litigation. Prior to the issuance of these patents, the Company had submitted to the patent examiner the District Court's January 9, 1996 order, and non-confidential portions of related briefs filed by the parties, and the patents were issued naming only PerSeptive's scientific founders as the inventors nonetheless.

Since November 1994, the Company has been responding to informal requests for information from the Commission relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has utilized and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Company held an Annual Meeting of Stockholders (the "Meeting") on March 5, 1997.

(b)  Not Applicable

(c)  The following matters were voted on at the Meeting:

     1. To elect two members to the Board of Directors to serve for three-year terms as Class II Directors.

     2. To consider and act upon amendments to the Corporation's 1992 Stock Plan (the "Plan") (a) increasing the number of shares of Common Stock available for issuance under the Plan from 3,585,500 to 4,585,500 and
         (b) increasing the maximum number of shares of Common Stock of the Corporation that may be purchased by any participant under the Plan from 600,000 to 1,400,000 shares.

     3. To ratify the selection of Coopers & Lybrand L.L.P. as the Corporation's auditors for the fiscal year ending September 30, 1997.

Daniel I. C. Wang was elected to the Board of Directors to serve a three-year term as a Class II Director with 17,378,332 shares voted for and the votes of 475,508 shares withheld. There were no abstentions or broker non-votes.

John F. Smith was elected to the Board of Directors to serve a three-year term as a Class II Director with 17,378,590 shares voted for and the votes of 475,250 shares withheld. There were no abstentions or broker non-votes.

The amendment to the Plan increasing the total number of shares of the Company's Common Stock reserved for issuance under the Plan from 3,585,500 to 4,585,500 was approved with 13,997,128 shares voted for, 3,677,680 shares voted against, 143,107 shares abstaining and 35,925 broker non-votes.

The selection of Coopers & Lybrand L.L.P. as the Company's auditors for the fiscal year ending September 30, 1997 was approved with 17,781,847 shares voting for, 41,511 shares voted against, 29,909 shares abstaining and 573 broker non-votes.

(d)  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

              4.1 1992 Stock Plan of the Company, as amended on January 20, 1997

              4.2 1997 Non-Qualified Stock Option Plan of the Company

              27. Financial Data Schedule

(b)  Reports on Form 8-K - None



           [The remainder of this page is intentionally left blank.]

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PERSEPTIVE BIOSYSTEMS, INC.



Date:  May 13, 1997                             By: /s/ Noubar B. Afeyan
       ------------                                ---------------------
                                                   Noubar B. Afeyan, Chairman
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By: /s/ John F. Smith
                                                   ---------------------
                                                   John F. Smith, President
                                                   and Director


                                                By: /s/ Thomas G. Ruane
                                                   ---------------------
                                                   Thomas G. Ruane, Senior Vice
                                                   President and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)