Form 10-Q
period 1997-06-28
PERSEPTIVE BIOSYSTEMS INC
filed 1997-08-12
CIK 859640

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 28, 1997
                                      or
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

          Yes   X         No___
              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                                               21,508,119 Shares
------------                                               -----------------
(Class)                                             (Outstanding at Aug 7, 1997)

                          PERSEPTIVE BIOSYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                 JUNE 28, 1997
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

     a)  Consolidated Balance Sheets at
         June 28, 1997 (unaudited) and September 30, 1996                      3

     b)  Consolidated Statements of Operations
         for the three and nine-month periods ended
         June 28, 1997 and June 29, 1996 (unaudited)                           4

     c)  Consolidated Statements of Cash Flows
         for the nine-month periods ended
         June 28, 1997 and June 29, 1996 (unaudited)                           5

     d)  Notes to the Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

                          PERSEPTIVE BIOSYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                   June 28,        September 30,
                                                                                     1997              1996
                                                                                ---------------   --------------
                                                                                  (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                     $     7,069       $      5,384
  Short-term investments, available-for-sale                                         31,193             19,273
  Trade accounts receivable, net of allowance for doubtful accounts of $1,931 at June 28, 1997 and $2,386 at September 30, 1996,
    respectively                                                                     18,930             16,052
  Inventories, net                                                                   23,828             21,074
  Other current assets                                                                2,678              2,107
                                                                                -----------       ------------
    Total current assets                                                             83,698             63,890

  Fixed assets, net                                                                  28,579             32,017
  Patent and license costs, net                                                       5,571              5,913
  Goodwill, net                                                                      17,738             18,518
  Other long-term assets                                                              1,714              1,317
                                                                                -----------       ------------
    Total assets                                                                $   137,300       $    121,655
                                                                                ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                              $    11,930       $      9,292
  Accrued expenses                                                                   15,435             18,699
  Current portion of deferred revenue                                                 2,092              1,158
  Short-term borrowing                                                                5,019              5,032
  Current portion of obligations and other current liabilities                        2,110              3,137
                                                                                -----------       ------------
    Total current liabilities                                                        36,586             37,318
Long-term liabilities:
  Convertible subordinated notes                                                     27,230             27,230
  Long-term debt                                                                      4,666              5,574
  Capital lease obligations, less current portion                                       347                361
  Deferred revenue and other liabilities                                              1,228                887
                                                                                -----------       ------------
    Total long-term liabilities                                                      33,471             34,052

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Redeemable convertible preferred stock, $.01 par value; 4000 shares authorized; 2,000 shares issued and outstanding at
     June 28, 1997 and September 30, 1996; redemption value
    $20,000 at June 28, 1997 and September 30, 1996                                  19,123             18,053
  Common stock, $.01 par value; 100,000,000 shares authorized;
    21,461,072 and 21,315,456 shares issued and outstanding
    at June 28, 1997 and September 30, 1996 , respectively                              216                213
  Additional paid-in capital                                                        159,374            158,556
  Accumulated deficit                                                              (108,332)          (125,094)
                                                                                -----------       ------------
                                                                                     70,381             51,728
  Cumulative translation adjustment                                                  (3,848)            (1,373)
  Unrealized loss on investments                                                        710                (70)
                                                                                -----------       ------------
    Total stockholders' equity                                                       67,243             50,285
                                                                                -----------       ------------
    Total liabilities and stockholders' equity                                  $   137,300       $    121,655
                                                                                ===========       ============

   The accompanying notes are an integral part of these financial statements

                          PERSEPTIVE BIOSYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                 (unaudited)

                                                                    Three months ended                Nine months ended
                                                            -----------------------------     ------------------------------
                                                              June 28,         June 29,         June 28,          June 29,
                                                               1997             1996             1997              1996
                                                            -----------------------------     ------------------------------
Revenue:
     Product revenue                                         $    25,880      $    18,170      $    70,174      $     56,601
     Contract revenue                                                -                -                -              10,101
                                                            ------------     ------------     ------------     -------------
                                                                  25,880           18,170           70,174            66,702
                                                            ------------     ------------     ------------     -------------

Cost of goods sold:
     Cost of product revenue                                      13,244            9,165           35,578            27,865
     Cost of contract revenue                                        -                -                -               8,571
     Other charges                                                   -                -                -               4,837
                                                            ------------     ------------     ------------     -------------
                                                                  13,244            9,165           35,578            41,273
                                                            ------------     ------------     ------------     -------------
       Gross profit                                               12,636            9,005           34,596            25,429

Operating Expenses:
     Research and development                                      3,768            4,450           10,892             7,720
     Selling general and administrative                            9,923            9,865           29,434            30,512
     Other charges                                                   -                -                -              13,496
     Amortization                                                    260              320              780             1,838
                                                            ------------     ------------     ------------     -------------
                                                                  13,951           14,635           41,106            53,566
                                                            ------------     ------------     ------------     -------------
       Lose from operations                                       (1,315)          (5,630)          (6,510)          (28,137)
                                                            ------------     ------------     ------------     -------------

Other income (expense):
     Interest expense, net                                          (750)            (768)          (2,212)           (2,190)
     Other income (expense), net                                   1,049              (79)          26,556               (90)
                                                            ------------     ------------     ------------     -------------

Net (income)/loss before provision for income taxes               (1,016)          (6,477)          17,834           (30,417)

Provision for income taxes                                           -                -                -                 100
                                                            ------------     ------------     ------------     -------------

Net income (loss)                                            $    (1,016)     $    (6,477)     $    17,834      $    (30,517)
                                                            ============     ============     ============     =============

Net income/(loss) per common share
     Primary                                                      ($0.06)          ($0.40)           $0.78            ($2.08)
     Fully diluted                                                                                   $0.72

Weighted average common shares
     Primary                                                      21,439           17,357           21,388            15,412
     Fully diluted                                                                                  24,850

  The accompanying notes are an integral part of these financial statements.

                          PERSEPTIVE BIOSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                            Nine months ended
                                                                                      June 28,             June 29,
                                                                                   -----------------------------------
                                                                                        1997                 1996
                                                                                   ----------------   ----------------
Cash from operating activities:
 Net income (loss)                                                                 $       17,834     $        (30,517)
 Adjustments to reconcile net income (loss) to net cash
     used in operating activities, net of acquired amounts
  Depreciation and amortization                                                             5,613                7,846
  Non-cash portion of gain on Chemgenics exchange                                         (21,830)                 -
  Non-cash portion of other charges                                                           -                 17,261
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                                               (3,637)               1,037
  Increase in inventories                                                                  (3,811)              (4,326)
  Decrease (increase) in other assets                                                        (968)                 300
  Increase in accounts payable                                                              2,638                3,113
  Decrease in accrued expenses                                                             (3,264)              (5,857)
  Increase (decrease) in other liabilities                                                  1,275               (3,254)

                                                                                   --------------     ----------------
  Net cash used in operating activities                                            $       (6,150)    $        (14,397)
                                                                                   --------------     ----------------

Cash flows from investing activities
  Purchases of fixed assets                                                                (2,287)              (8,180)
  Cash and investments acquired from PTC II                                                   -                 11,851
  Net proceeds from sales of securities available-for-sale                                 10,690                1,604
  Increases in patents and licenses                                                            -                   (27)

                                                                                   --------------     ----------------
  Net cash provided by investing activities                                        $        8,403     $          5,248
                                                                                   --------------     ----------------

Cash flows from financing activities
  Proceeds from capital lease financing                                                       -                    306
  Principal payments under capital lease obligations                                       (1,042)              (1,135)
  Net proceeds from facility financing                                                        -                  2,407
  Payment of finance costs                                                                                        (191)
  Net proceeds (payments) from short-term borrowing                                          (237)               1,154
  Proceeds from issuance of common stock                                                      821                1,312

                                                                                  ---------------     ----------------
  Net cash (used in) provided by financing activities                             $          (458)    $          3,853
                                                                                  ---------------     ----------------
Effect of exchange rate changes on cash and cash equivalents                                 (110)                (233)
                                                                                  ---------------     ----------------
Increase (decrease) in cash and cash equivalents                                            1,685               (5,529)
Cash and cash equivalents, beginning of period                                              5,384               12,215
                                                                                  ---------------     ----------------
Cash and cash equivalents, end of period                                          $         7,069     $          6,686
                                                                                  ===============     ================

Supplemental disclosure of cash flow information:
  Interest paid                                                                             2,203                1,896

Supplemental disclosure of non-cash activities:
  Accretion of Series A Preferred Stock                                                     1,070                1,546
  Stock issued: purchase costs of AMI acquisition                                                                3,423
  Stock and warrants issued in connection with PTC II acquisition                                               15,592

        The accompanying notes are an integral part of these financial statements

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated balance sheet at June 28, 1997, and the consolidated statements of operations for the three- and nine-month periods ended June 28, 1997 and June 29, 1996, and the consolidated statements of cash flows for the nine-month periods ended June 28, 1997 and June 29, 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. The results of operations for the three and nine-month periods ended June 28, 1997 are not necessarily indicative of the results expected for the year ended September 30, 1997. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended September 30, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K.

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

(2)  INVENTORIES

Inventories consist of the following (in thousands):

                         June 28, 1997       September 30, 1996
                         -------------       ------------------
Raw material               $ 9,470                $ 7,368
Work in process              2,191                  2,751
Finished goods              12,167                 10,955
                           -------                -------

Total inventories          $23,828                $21,074
                           =======                =======

(3)  NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per common share is computed by dividing net income, including accretion on preferred stock, by the weighted average common shares and dilutive weighted average common stock equivalents outstanding during the period. Accretion on preferred stock was $357,000 and $1,070,000 for the three and nine months ended June 28, 1997 and $515,000 and $1,546,000 for the three and nine months ended June 29, 1996, respectively. Common stock equivalents consist of shares subject to stock options and warrants. Net loss per share for the three-month period ended June 28, 1997 and the three and nine-month periods ended June 29, 1996 exclude all common stock equivalents from the calculation of weighted average common shares outstanding, as their inclusion would be anti-dilutive.

Fully diluted net income per common share is computed by dividing net income before accretion on preferred stock by the weighted average common shares outstanding during the period plus weighted average common stock equivalents and equivalent shares resulting from the assumed conversion of preferred stock.

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

(4)  LITIGATION AND OTHER MATTERS

The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (U.S. Nos. 5,019,270, 5,228,989 and 5,384,042), covering the process of Perfusion Chromatography/(R) /and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography (collectively, the "Original Perfusion Patents"). The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action has been pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent ("the Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media. The lawsuit seeks to enjoin the defendants from infringing the four patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Original Perfusion Patents and that the Original Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages, as well as attorneys' fees and expenses. The Company has denied any liability on these counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Original Perfusion Patents, granting the Defendants' motions for partial summary judgment that inventorship of the Original Perfusion Patents is improper for failure to name one or more persons as additional joint inventors, and requiring the Company to move to correct inventorship or have the patents declared invalid. On March 12, 1996, the Court entered a ruling directing the Company to correct inventorship and placed on the Company the burden of proving the absence of deceptive intent in the designation of inventors at a hearing. The Company moved to correct inventorship. The Company has preserved its right to appeal a number of issues, including the Court's January 9, 1996 order that the Original Perfusion Patents failed to name additional persons as joint inventors and the Court's March 12, 1996 order imposing the burden of proof on PerSeptive. The hearing was held in May and June 1996. On April 3, 1997, the Court issued a ruling denying the Company's motion to correct inventorship, ruling that the Company had not met its burden of proving that two British scientists, who worked for a company that is not a party to the litigation, were not named on the Original Perfusion Patents without deceptive intent within the meaning of Section 256 of Title 35 United States Code, and granted judgment in favor of Sepracor, BioSepra and Pharmacia on the Company's claims relating to the Original Perfusion Patents.
On April 16, 1997, the Company filed a motion to permit an immediate appeal of the April 3, 1997 decision, and the related January 9, 1996 and March 12, 1996 decisions, to the United States Court of Appeals for the Federal Circuit, which has exclusive jurisdiction in the United States to hear appeals in patent cases. On April 30, 1997, the defendants filed a motion requesting that the District Court render a decision on the defendants' defense of inequitable conduct prior to permitting the Company's appeal. On July 30, 1997, the Company filed a motion seeking to (i) vacate the Court's April 3, 1997 decision and (ii) enter a final judgment that will permit the Company to appeal the Court's earlier January 9, 1996 and March 12, 1996 orders that the patents do not name all of the inventors and imposing the burden of proof on PerSeptive. The Company's motion is based on a decision by the Court of Appeals for the Federal Circuit in an unrelated case, Stark v. Advanced Magnetics, Inc., issued on July 11, 1997,
                   ----------------------------------
which the Company contends rendered the Court's April 3, 1997 decision erroneous. The defendants filed motions again requesting that the District Court render a decision on their defense of inequitable conduct prior to permitting an appeal. The Court has not rendered a decision on the Company's or the defendants' motions. The Court has not yet considered the issue of infringement of the Original Perfusion Patents or the Coatings Patent. The Company intends to continue to vigorously pursue this litigation.

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

(5)  CHEMGENICS AND MILLENNIUM TRANSACTIONS

In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PerSeptive Technologies II Corporation ("PTC II")) in the field of drug discovery in exchange for shares of ChemGenics common stock and warrants to purchase additional shares of ChemGenics Common stock exercisable until June 28, 2000. The warrants were exercisable at $5.00 per share. The Company was subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics common stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics common stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company held approximately 34% of the outstanding common stock of ChemGenics as of December 28, 1996.

In January, 1997 ChemGenics and Millennium Pharmaceuticals, Inc. ("Millennium") entered into an Agreement and Plan of Merger ("Agreement"). Under the terms of the Agreement, the stockholders of ChemGenics received common stock of
Millennium in exchange for their common stock of ChemGenics.   At the closing on
February 10, 1997, the Company received 1,612,582 shares of Millennium common stock, $.001 par value per share ("Millennium common stock"), in exchange for its shares of ChemGenics common stock. In addition, the Company received $4 million cash in exchange for the warrants for ChemGenics common stock and in satisfaction of the above referenced promissory note. The parties to the Agreement contemplate that the transaction will qualify as a tax-free merger. The Company's shares of Millennium Common stock are subject to restrictions on sale which expire in increments between June and September 1997. In connection with this event, the Company recorded a gain of $25.8 million, reflecting the fair market value of the cash received and the Company's investment in Millennium common stock as of March 29, 1997. During the quarter ended June 28, 1997, the Company sold approximately 50% of its investment in Millennium for $12.9 million and realized a gain on the sale of approximately $800,000. The taxable gain arising from this transaction will be offset by available net operating loss carryforwards with the exception of a portion of the gain potentially subject to the federal Alternative Minimum Tax.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1997  AND JUNE 29, 1996

Product revenue for the three months ended June 28, 1997 was $25,880,000 compared with $18,170,000 for the comparable 1996 period representing an increase of 42%. The increase in product revenue is attributable to continued strong growth in each of the analysis, purification and synthesis product lines as well as enhanced sales productivity arising from increased investments in the Company's North American field sales organization.

Gross profit from product revenue for the three months ended June 28, 1997 and June 29, 1996 was $12,636,000 and $9,005,000, respectively. Gross margin from product revenue was 49% for the three months ended June 28, 1997 and 50% for the comparable period in 1996. The slight decline in gross margin between the comparable periods is attributable to various factors, including product and geographical revenue mix and the sale of lower margin refurbished products during the quarter.

Research and development expenses for the three months ended June 28, 1997 amounted to $3,768,000, or 15% of product revenue, as compared with $4,450,000, or 24% of product revenue, for the comparable period in 1996. Actions have been taken to control the level of research and development expense actually incurred following the acquisition of PerSeptive Technologies II Corporation ("PTC II") in March 1996. This has been accomplished, in part, through the restructuring program that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Management intends to continue pursuing commercialization opportunities and alliances in order to obtain value from the technologies acquired from PTC II, as it has done in the transactions with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.)(subsequently merged with Millennium Pharmaceuticals, Inc. ("Millennium"). See Note (5). Management continues to evaluate the scope and direction of the various programs; however, there is no assurance that funding sources and/or third-party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies under development will ultimately be successfully commercialized.

Selling, general and administrative expenses amounted to $9,923,000, or 38% of product revenue, during the three months ended June 28, 1997, as compared with $9,865,000, or 54% of product revenue during the comparable period in the prior year. The reduction in spending as a percent of sales is attributable to management's efforts to control these costs as well as improve the productivity of the resources utilized in these functional areas.

Other income was $1,049,000 for the three months ended June 28, 1997 compared with other expense of $79,000 for the comparable period in 1996. This increase was due primarily to the realization of an $800,000 gain on the sale during the quarter of a portion of the Company's investment in Millennium common stock.

Net interest expense was $750,000 during the three months ended June 29, 1997, as compared with $768,000 during the comparable period in the prior year.

NINE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

Product revenue for the nine months ended June 28, 1997 was $70,174,000 compared with $56,601,000 for the comparable period in 1996, representing an increase of 24%. The growth in product revenue is attributable to increasing sales in the purification, analysis and synthesis product lines and further expansion of the Company's products into the international market place. Total revenue amounted to $70,174,000 and $66,702,000 for the nine months ended June 28, 1997 and June 29, 1996, respectively. The increase in total revenue is attributable to the continued sequential growth in the Company's core products business. This growth has been offset by the elimination of approximately $10 million in contract revenue previously derived under a contract research and development agreement between the Company and PTC II. The Company acquired PTC II in March 1996.

Gross profit from product revenues for the nine months ended June 28, 1997 and June 29, 1996 was $34,596,000 and $25,429,000, respectively. Gross margin was 49% during the nine months ended June 28, 1997 as compared to 38% during the same period in the prior year. Factors contributing to the differences in gross margins between the periods relate to the nonrecurrence of the provision for other charges recorded in the prior period and the elimination of the $10 million of low margin contract research revenue in the current period. Included in cost of revenue for the nine months ended June 29, 1996 are other charges totaling $4.8 million. These charges represent provisions to write off inventory and other assets associated with actions taken to discontinue product lines as well as to reposition certain products within the purification, analysis and synthesis product lines.

Research and development expenses for the nine months ended June 28, 1997 amounted to $10,892,000, or 16% of revenue, as compared with $7,720,000, or 14% of product revenue for the comparable period in the prior year. Research and development expenses, adjusted to include such expenses reflected in cost of contract revenue, have declined to $10,892,000, or 16% of product revenue, from $15,491,000, or 27% of product revenue, for the nine months ended June 28, 1997
and June 29, 1996, respectively.   Actions have been taken to control the level
of research and development expense actually incurred following the acquisition of PTC II in March 1996, including the restructuring program that resulted in the elimination of a significant portion of the Company's research and development staffing and related variable support costs. Management intends to continue pursuing commercialization opportunities and alliances in order to obtain value from the technologies acquired from PTC II, as it has done in the ChemGenics/Millennium transactions. See Note (5). Management continues to evaluate the scope and direction of the various programs; however, there is no assurance that funding sources and/or third-party arrangements will be obtained or established to defray the cost of research and development or that any of these acquired technologies will ultimately be successfully commercialized.

Selling, general and administrative expenses amounted to $29,434,000 or 42% of revenue, during the nine months ended June 28, 1997, as compared with $30,512,000, or 46% of revenue, during the comparable period in the prior year. The reduction in both aggregate spending as well as spending as a percent of sales is attributable to management's efforts to control these costs as well as improve the productivity of the resources utilized in these functional areas.

Other income was $26,556,000 for the nine months ended June 28, 1997 as compared to other expense of $90,000 for the comparable period in 1996. This increase was due primarily to the gain on the exchange of the Company's ChemGenics common stock, $.001 par value per share (the "ChemGenics common stock"), for Millennium common stock, $.001 par value per share (the "Millennium common stock"), the receipt of additional consideration in the form of cash upon the merger of ChemGenics with Millennium and the subsequent sale of a portion of the Company's investment in Millennium common stock.

Net interest expense was $2,212,000 during the nine months ended June 28, 1997, as compared with $2,190,000 during the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments at June 28, 1997 were $38,262,000 as compared to $24,657,000 at September 30, 1996. The increase in cash, cash equivalents and investments is due principally to the $25.8 million of cash and fair market value of the Company's investment in Millennium common stock. This was offset by expenditures of cash, cash equivalents and investments during the nine months ended June 28, 1997 primarily related to the funding of operational requirements and capital additions of $12,993,000 and the net repayment of borrowings of $458,000. Management anticipates additional cash usage relating to various factors including but not limited to expenditures relating to a significant new product launch and cash requirements associated with capital expenditures, ongoing litigation, working capital, operational needs and, if

PerSeptive were to elect to exercise its option to redeem $10,000,000 of Series A Preferred Stock in August, 1997 in cash, the satisfaction of redemption obligations.

The Company believes that its capital resources are sufficient to fund its planned operations at least through the end of fiscal 1997. The Company believes that additional financing may be required for the development of some of its currently planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will in general depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the success of cost containment initiatives, the liquidation of investments, the amount of cash and investments used in meeting the preferred stock redemption obligation in August 1997, the competitive environment and the growth in the Company's business, which may cause the Company's actual future capital resources to differ materially, notwithstanding the forward-looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. The Company is continually evaluating its liquidity position and may seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurance that the Company will be able to successfully raise additional capital at acceptable terms.

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

CHEMGENICS AND MILLENNIUM TRANSACTIONS

In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals, Inc. ("ChemGenics") (formerly Myco Pharmaceuticals, Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC II) in the field of drug discovery in exchange for shares of ChemGenics common stock and warrants to purchase additional shares of ChemGenics Common stock exercisable until June 28, 2000. The warrants were exercisable at $5.00 per share. The Company was subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics common stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics common stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company held approximately 34% of the outstanding common stock of ChemGenics as of December 28, 1996.

In January, 1997 ChemGenics and Millennium Pharmaceuticals, Inc. ("Millennium") entered into an Agreement and Plan of Merger ("Agreement"). Under the terms of the Agreement, the stockholders of ChemGenics received common stock of Millennium in exchange for their common stock of ChemGenics. At the closing on February 10, 1997, the Company received 1,612,582 shares of Millennium common stock, $.001 par value per share ("Millennium common stock"), in exchange for its shares of ChemGenics common stock. In addition, the Company received $4 million cash in exchange for the warrants for ChemGenics common stock and in satisfaction of the above referenced promissory note. The parties to the Agreement contemplate that the transaction will qualify as a tax-free merger. The Company's shares of Millennium Common stock are subject to restrictions on sale which expire in increments between June and September 1997. In connection with this event, the Company recorded a gain of $25.8 million, reflecting the fair market value of the cash received and the Company's investment in Millennium common stock as of March 29, 1997. During the quarter ended June 28, 1997, the Company sold approximately 50% of its investment in Millennium for $12.9 million and realized a gain on the sale of approximately $800,000. The taxable gain arising from this transaction will be offset by available net operating loss carryforwards with the exeception of a portion of the gain potentially subject to the federal Alternative Minimum Tax.

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

Investment in Millennium. The Company currently holds approximately 800,000 shares of registered Millennium common stock. Downward fluctuations in the market price of Millennium common stock will have an adverse effect on the value of the Company's investments. There can be no assurance that the Company will be able to realize cash from the sale of this stock equal to the value reflected in the Company's balance sheet as of June 28, 1997.

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

Uncertainties Associated with Future Performance. The Company expects to continue to improve operating results in future periods; however, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future. The Company's success in the market for biopharmaceutical purification, analysis and synthesis products will depend, in part, on attracting and maintaining key employees, continued development of foreign sales operations, continued support from current customers, development of new customers, successful introduction and sale of new
products and successful enforcement of the Company's patent rights.   See "Legal
Proceedings."

Uncertainties Associated with Expansion of Marketing and Manufacturing Operations. The Company intends to continue expanding its sales and marketing efforts in the United States and internationally. The Company's ability to accomplish this objective is dependent on many factors including, among others, attracting and retaining sales and marketing professionals, expanding foreign sales operations and developing distributor relationships in certain markets. This continued expansion will involve significant additional expense and the risks inherent in integrating new sales and marketing personnel into the Company's existing organization. Increasing sales may also require the expansion of the Company's manufacturing capabilities, which would require significant capital expenditures and management attention. There can be no assurance that the Company will be able to accomplish its sales, marketing and manufacturing objectives.

Potential Costs Associated with Patent Litigation. Patent litigation is widespread in the biotechnology industry and, in general, it is not possible to predict how any such litigation would affect the Company's business. The Company has sued two competitors for infringement of Company patents relating to Perfusion Chromatography. The defendants in that suit are seeking to have these patents declared invalid and they have asserted counterclaims against the Company. The Company may incur substantial additional expenses relating to this and other proceedings. There can be no assurance that the outcome of litigation and proceedings will not have a material adverse effect on the Company. See "Legal Proceedings."

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

Pending Governmental Investigation. Since November 1994, the Securities and Exchange Commission (the "Commission") has been conducting an investigation into certain financial matters of the Company arising from the Company's restatement of its financial statements for Fiscal 1993 and the first three fiscal quarters of Fiscal 1994, and related matters. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. The Company has been cooperating fully with the investigation. There can be no assurance as to the timeliness of the completion of this investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. See "Legal Proceedings."

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (U.S. Nos. 5,019,270, 5,228,989 and 5,384,042), covering the process of Perfusion Chromatography/(R) /and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography (collectively, the "Original Perfusion Patents"). The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action has been pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent ("the Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media. The lawsuit seeks to enjoin the defendants from infringing the four patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Original Perfusion Patents and that the Original Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages, as well as attorneys' fees and expenses. The Company has denied any liability on these counterclaims.

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Original Perfusion Patents, granting the Defendants' motions for partial summary judgment that inventorship of the Original Perfusion Patents is improper for failure to name one or more persons as additional joint inventors, and requiring the Company to move to correct inventorship or have the patents declared invalid. On March 12, 1996, the Court entered a ruling directing the Company to correct inventorship and placed on the Company the burden of proving the absence of deceptive intent in the designation of inventors at a hearing. The Company moved to correct inventorship. The Company has preserved its right to appeal a number of issues, including the Court's January 9, 1996 order that the Original Perfusion Patents failed to name additional persons as joint inventors and the Court's March 12, 1996 order imposing the burden of proof on PerSeptive. The hearing was held in May and June 1996. On April 3, 1997, the Court issued a ruling denying the Company's motion to correct inventorship, ruling that the Company had not met its burden of proving that two British scientists, who worked for a company that is not a party to the litigation, were not named on the Original Perfusion Patents without deceptive intent within the meaning of Section 256 of Title 35 United States Code, and granted judgment in favor of Sepracor, BioSepra and Pharmacia on the Company's claims relating to the Original Perfusion Patents.
On April 16, 1997, the Company filed a motion to permit an immediate appeal of the April 3, 1997 decision, and the related January 9, 1996 and March 12, 1996 decisions, to the United States Court of Appeals for the Federal Circuit, which has exclusive jurisdiction in the United States to hear appeals in patent cases. On April 30, 1997, the defendants filed a motion requesting that the District Court render a decision on the defendants' defense of inequitable conduct prior to permitting the Company's appeal. On July 30, 1997, the Company filed a motion seeking to (i) vacate the Court's April 3, 1997 decision and (ii) enter a final judgment that will permit the Company to appeal the Court's earlier January 9, 1996 and March 12, 1996 orders that the patents do not name all of the inventors. The Company's motion is based on a decision by the Court of Appeals for the Federal Circuit in an unrelated case, Stark v. Advanced Magnetics, Inc.,
                                              ----------------------------------
issued on July 11, 1997, which the Company contends rendered the Court's April 3, 1997 decision erroneous. The defendants filed motions again requesting that the District Court render a decision on their defense of inequitable conduct prior to permitting an appeal. The Court has not rendered a decision on the Company's or the defendants' motions. The Court has not yet considered the issue of infringement of the Original Perfusion Patents or the Coatings Patent. The Company intends to continue to vigorously pursue this litigation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 10.1 - Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and John F. Smith

                    10.2 - Employment Agreement dated as of January 17, 1997
                           between PerSeptive Biosystems, Inc. and Noubar B. Afeyan

                    27   - Financial Data Schedule

(b)      Reports on Form 8-K - None



           [The remainder of this page is intentionally left blank.]

SIGNATURES
----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PERSEPTIVE BIOSYSTEMS, INC.



Date:  August 12,1997                           By:/s/ Noubar B. Afeyan
       --------------                              --------------------
                                                   Noubar B. Afeyan, Chairman
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

                                                By:/s/ John F. Smith
                                                   -----------------
                                                   John F. Smith, President
                                                   and Director


                                                By:/s/ Thomas G. Ruane
                                                   -------------------
                                                  Thomas G. Ruane, Senior Vice
                                                  President and Chief Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit No.                     Description
          -----------                     -----------

             10.1 Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and John F. Smith

             10.2 Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and
                         Noubar B. Afeyan

             27          Financial Data Schedule