Form 10-K
period 1997-09-30
PERSEPTIVE BIOSYSTEMS INC
filed 1997-12-29
CIK 859640

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(MARK ONE)

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:  SEPTEMBER 30, 1997.
                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________.
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

      Registrant's telephone number, including area code:  (508) 383-7700
          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE
              CLASS E WARRANTS TO PURCHASE SHARES OF COMMON STOCK
              CLASS G WARRANTS TO PURCHASE SHARES OF COMMON STOCK
         SERIES B JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value, as of December 24, 1997, of Common Stock held by non-affiliates of the Company: $253,288,768 based on the last reported sale price on The Nasdaq National Market.

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT DECEMBER 24, 1997:
22,785,758

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 1997. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

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

     Pending Merger with Perkin-Elmer Corporation. On August 27, 1997, The Perkin-Elmer Corporation ("Perkin-Elmer"), Seven Acquisition Corp., a wholly owned subsidiary of Perkin-Elmer, and PerSeptive entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, all outstanding shares of PerSeptive common stock, $.01 per share par value per share (the "PerSeptive Common Stock"), will be converted into shares of Perkin-Elmer common stock, $1.00 par value per share (the "Perkin-Elmer Common Stock") at an exchange rate equal to $13.00 divided by the average of the closing sales prices of Perkin-Elmer Common Stock on the New York Stock Exchange composite tape on each of the 20 consecutive trading days preceding the second trading day prior to the effective date of the merger. In no event, however, will the exchange rate be more than 0.1926, or less than 0.1486, of a share of Perkin-Elmer Common Stock for each share of PerSeptive Common Stock. At the effective time of the merger, PerSeptive will become a wholly owned subsidiary of Perkin-Elmer. On December 4, 1997, the proposed merger was approved by PerSeptive's stockholders. The completion of the merger is subject to regulatory approvals and other closing conditions. There can be no assurance that the proposed merger will be completed. Either party has the right to terminate the merger agreement if the merger is not consummated on or before January 31, 1998, unless the parties agree to extend that date.

--------------------------------------------------------------------------------
     Any statements which are not historical facts contained in this Annual Report on Form 10-K, including without limitation projections or statements concerning revenues, operating or other results or improvements thereto, use and success of technology, progress of programs, completion, timing and benefits of development programs, liquidity, suitability of products for specific applications, product performance, advantages or significance of technology and benefits and results of acquisitions, collaborations and strategic and other alliances, are forward-looking statements that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, the results of governmental proceedings, competitive products, risks in product and technology development, the results of financing efforts, the ability to exploit technologies, the ability to complete transactions including the pending merger with Perkin-Elmer, and other risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this Annual Report, as well as in the Company's other Securities and Exchange Commission filings. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.
--------------------------------------------------------------------------------

---------------
/1/ AutoPilot(R), BioCAD(R), BioMag(R), Biosearch(R), CytoFluor(R), Perfusion Chromatography(R), PerSeptive Biosystems(R), POROS(R),Poroszyme(R), RPM(R), SelfPack(R) and TiterZyme(R), are registered trademarks of the Company. Biospectrometry/TM/, Capillary-Perfusion, ConSep, DEcode, Delayed Extraction Technology, Expedite, GeneSpectrometry, ImmunoDetection(ID)/TM/, INTEGRAL, InterPlate, MemSyn, Oligo R3, OligoPak, Mariner, MemSep, PEG-PS, PepMap C18, PinPoint, Pioneer,Rational Surface Design/TM/ , SCOUT, Sequazyme, SPRINT/TM/, Symbiot, TiterFluor, TiterScreen, VISION, Voyager-DE, and Voyager/TM /are trademarks of the Company. Microsoft(R) and Windows(R) are registered trademarks of Microsoft Corporation. LifeSeq is a trademark of Incyte Pharmaceuticals Inc. Any other trademarks or trade names used in this Report are the property of their respective owners.

GLOSSARY OF TERMS

Analytes........................  the target molecules to be measured in diagnostic tests.

Amino acids.....................  a group of chemical compounds that are the basic structural units of all proteins and peptides.

Antibody........................  a protein molecule capable of binding to an antigen.

Antigen.........................  a molecule, typically a portion of a protein, that is recognized by the immune system as a foreign substance.

Assay...........................  analysis for one or more specific components.

Biomolecules....................  molecules that have biological activity or are derived from biological sources, such as proteins, peptides, oligonucleotides and genes.

Biopharmaceuticals..............  therapeutic drugs that are biomolecules.

Bioseparations..................  a means of extracting a biomolecule from a mixture of biomolecules for the purpose of purification or analysis.

Biospectrometry.................  an analytical technique used to detect and measure biomolecules based on their molecular weight.

Chemiluminescence detection.....  an analytical method for detecting biomolecules using light_generated by a
                                  chemical reaction.

Cholesterol.....................  a type of lipid found in cell membranes: high cholesterol levels in circulating blood have been linked to atheroschlerosis (accumulation of fatty tissue on the lining of the arteries), coronary heart disease and stroke.

Chromatography..................  as used in this Report, liquid chromatography, which is a method of separating biomolecules for purification and analysis by binding them to the internal surfaces of porous particles.

Chromatography skid.............  a portable, skid-mounted chromatography system designed for pilot and production scale
                                  purification of biomolecules.

Clinical diagnostics............  the testing of samples derived from body fluids.

Diffusion.......................  random molecular motion.

DNA.............................  deoxyribonucleic acid, strands of nucleic acids that contain genetic coding
                                  instructions.

Electrophoresis.................  an analytical technique that separates molecules based on their differential movement in a solution to which electrical charge has been applied, such differential movement being characteristic of the size and charge of the molecule.

ELISA immunoassays..............  Enzyme Linked ImmunoSorbent Assays: i.e.
                                  assays that use enzymes linked to
                                  antibodies to detect antigens.

Enzymes.........................  biomolecules that have a catalytic effect on chemical reactions.

Fluorogenic.....................  a non-fluorescent substrate for an enzyme that when acted on by an enzyme induces
                                  fluorescence.

Fluorescent assay...............  an assay using a very sensitive fluoregenic substrate to detect and measure enzyme
                                  activity in living cells.

Genomic(s)......................  relating to genes encoded by DNA; used in connection with the process of identifying the sequence of nucleotides in DNA-encoded genes.

HPLC............................  high performance liquid chromatography, a predominantly analytical chromatography
                                  technique in which liquid samples are forced to flow through columns using high pressure.

Immunoassay.....................  a laboratory procedure that uses an antibody reagent to detect the presence of a target biomolecule based on its specific binding to such antibody reagent.

ImmunoDetection.................  an immunoassay technique that can be performed with antibodies in a flow-through cartridge format.

In vitro........................  refers to laboratory measurements or tests carried out in test tubes, microtitre plates and similar devices.

Magnetic separation.............  a separation method in which a target is labeled with specific surface binding
                                  molecules which have magnetic properties, via iron groups and then separated by attraction to a magnetic field.

Mass spectrometry...............  an analytical technique used to identify chemical compounds by their mass-to-charge ratio.

MALDI-TOF.......................  Matrix Assisted Laser Desorption Ionization
                                  Time of Flight Mass spectrometry systems for analyzing the mass of proteins, peptides, and DNA molecules based on measuring the time of flight of charged molecules, where small molecules fly faster than large molecules.

Microfluidic assay devices......  an automated instrument designed to perform assays at microscopic scale using capillaries not much larger than human hairs and requiring 5-10 ul sample volumes instead of 50-10,000 ul volumes.

mRNA............................  messenger ribonucleic acid, the form of RNA in a cell which transfers genetic information from a DNA molecule to the ribosome used in the production of peptides and protein chains.

Nucleotides.....................  building blocks of nucleic acids, each of which consists of one of four different bases along with sugar and phosphate groups to which each base is attached.

Oligonucleotide.................  a short strand of DNA or RNA.

Peptide.........................  a fragment of a protein consisting of at least two amino acids.

Peptide synthesis...............  the combining of short chains of amino acids, called peptides, ranging in length from 20 to 60 amino acids.

Perfusion Chromatography........  a liquid chromatography technique in which liquid flows through and around
                                  chromatographic particles to increase the rate at which separations occur.

Phosphoramidites................  a family of nonnatural, organic molecules used to synthesize RNA and DNA oligomers
                                  (molecules).

PNA.............................  peptide nucleic acid, a synthetic DNA analog of a DNA molecule that can be used as a probe with higher affinity and specificity than traditional DNA and RNA probes.

Protein.........................  chains of amino acids linked by peptide bonds and often folded in various ways based on the sequence of amino acids.

Rational Surface Design.........  a technique for the creation of a non-
                                  biological, synthetic surface to which target biomolecules bind with the high specificity of antibodies.

Reagents........................  consumable products that are active ingredients in scientific experiments and clinical diagnostics.

Ribosome........................  any of several minute particles composed of protein and RNA.

RNA.............................  ribonucleic acid, chains of nucleic acids that transport and translate genetic instructions encoded in DNA.

RPM.............................  a real-time, on-line product monitoring system for the measurement of biomolecule purity, concentration and product consistency.

Solid-phase synthesis...........  chemical synthesis of molecules using an organic or inorganic substrate in either a bead, membrane or other matrix configuration.

Substrate.......................  a substance acted upon by an enzyme.

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

     The Company has also developed a novel, patent-pending method for in-line process monitoring that provides continuous analysis of the concentration, purity and structural integrity of a target biomolecule during the manufacturing process. In addition, the Company has developed a patented method of analyzing extremely small amounts of contaminants in a biopharmaceutical product by removing all of the biopharmaceutical from a sample and concentrating the remaining contaminants until they are present in detectable quantities. The Company is commercializing these techniques as a part of its INTEGRAL workstation and RPM technology. See "Business-- Purification Products."

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


                                  PRODUCT
       PRODUCT                    LAUNCH         APPLICATION/USE                    TARGET MARKETS*
       -------                    ------         --------------                     ---------------
CONSUMABLES AND REAGENTS:                                                      R&D       PD   QC   MFG
                                                                               ---       --   --   ---
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

POROS Bulk Media                   1991          Biopharmaceutical                                  *
                                                 manufacturing

POROS Self Pack                    1994          Laboratory-scale               *         *
                                                 purification and analysis

Oligo R3                           1995          Purification of                *         *         *
                                                 oligonucleotides and
                                                 antisense compounds

INSTRUMENT SYSTEMS:

BioCAD Workstation                 1991 -        Laboratory and                 *         *    *    *
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

SCOUT                              1995          Automated, multi-column        *         *    *    *
                                                 switching device

Vision Workstation                 1996          Integrated purification                  *    *    *
                                                 and analysis system with
                                                 sample-handling robotics
                                                 and RPM

Real-Time Monitoring               1992          On-line product monitoring                     *    *
                                                 in manufacturing.

Integral 100Q System               1997          Fully integrated               *         *    *
Multi-dimensional Biospecific HPLC               workstation optimized to
                                                 perform rapid protein
                                                 analysis, characterization
                                                 and micropurification

___________________
* R&D - Research & Development; PD - Process Development; QC - Quality Control & Assurance; MFG - Manufacturing.

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

     The Company is currently reviewing its software to determine whether its customers are likely to experience any performance issues related to use of two digits to represent years, which is commonly called the "year 2000 problem." If such issues exist, the Company does not believe that they, or the steps to be taken by the Company or its vendors to correct them, will have a material adverse effect on the Company.

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

     PerSeptive introduced the Vision Workstation, the first chromatography system to offer simultaneous biomolecule purification and analysis in a single instrument through robotics. Components and features such as the SCOUT and RPM are integrated into the Vision Workstation.

     Real-Time Process Monitor ("RPM") technology is incorporated into several automated purification and analysis instruments such as the Vision and BioCAD workstations to analyze and monitor target biomolecules during production on a continuous basis. Biopharmaceuticals are generally produced in cell culture and are extracted through a series of purification steps. The Company believes that RPM technology is the biopharmaceutical industry's first real-time, on-line product monitoring system for the measurement of biomolecule purity, concentration and product consistency. Prior to the introduction of RPM technology, biopharmaceutical companies were unable to monitor these production and purification processes without lengthy delays (typically one-half to two days) in obtaining the results from conventional analytical techniques. The Company believes that RPM technology represents an important tool in developing optimal purification and fermentation processes. Furthermore, the Company also believes that RPM technology has the potential to provide information important for process monitoring, regulatory review and quality control.

     PerSeptive recently released the Integral 100Q System, which represents a redesign of PerSeptive's Integral instrument which was originally introduced in 1993, which incorporates PerSeptive's unique technology of "Biospecific MDLC ("Multidimensional Liquid Chromatography) which is based on the combining of orthogonal chromatography with on-line biospecific chemistries for accurate selection and characterization of picomole amounts of biomolecules.

ANALYSIS PRODUCTS

     The following table shows the Company's primary analysis products and their applications to the four main functional groups within companies developing and commercializing biopharmaceuticals:


         PRODUCT                       PRODUCT
         -------                       LAUNCH         APPLICATION/USE                             TARGET MARKETS*
                                       -------        ---------------                             ---------------
CONSUMABLES AND REAGENTS:                                                                R&D       PD        QC        MFG
                                                                                         ---       --        --        ---


CytoFluor Reagent Kits                  1990          Cell studies and fluorescence       *                   *
                                                      immunoassays and other binding
                                                      assays

ID Sensor Cartridges and ID SelfPack    1992 -        Immunoassay analysis                *         *         *         *
                                        1995

TiterZyme, TiterScreen, and other       1992          Enzyme immunoassays for research    *                   *
 Immunoassay Test Kits                                and clinical diagnostics

BioMag Magnetic Particles               1993          Molecular biology and cell          *                   *
                                                      separations

Poroszyme Cartridges                    1995          Enzyme digests                      *         *         *

TiterFluor Kits                         1995-         Fluorescence immunoassays           *         *
                                        1996

PepMap C18 Pre-packed Columns           1996          Peptide mapping                     *

Capillary Perfusion Tool Kits           1996          Micro-analysis and purification     *

Sequazyme Kits                          1996          Enzyme digestion for mass           *                   *
                                                      spectrometry analysis and
                                                      sequencing

Sequazyme Mass Standard Kit             1997          GMP and GLP compliance issues                 *         *

INSTRUMENT SYSTEMS:

CytoFluor Fluorescence Plate Readers    1990 -        Cell studies and fluorescence       *                   *
                                        1996          immunoassays and other binding
                                                      assays

Voyager Biospectrometry                 1994 -        Easy measurement and analysis of    *         *         *
 Workstations and Delayed Extraction    1996          molecular weight using Mass
 Technology                                           Spectrometry, suitable for
                                                      sequencing biomolecules

InterPlate Micro-Fraction Collector     1996          Automated sample preparation for    *         *         *
                                                      MALDI analysis

Symbiot Sample Workstation              1997          Automated Sample preparation        *         *         *

Mariner LC/MS System                    1997          Interfaces Mass Spectrometry with   *         *         *
                                                      Liquid Chromatography

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

Sequazyme Kits and DEcode software

     Related to the launch of PerSeptive's Delayed Extraction (DE) Technology, the Company developed Sequazyme Kits and DEcode software to enable scientists to determine the sequence of proteins and peptides using Voyager Biospectrometry Workstations. Sequazyme Kits use optimized enzyme digestion procedures to sequentially eliminate either nucleic or amino acids from oligonucleotides or peptides, respectively, and to allow scientists to unravel a given molecular sequence. The Sequazyme Mass Standard Kit provides an essential set of standards for ensuring instrument

GMP and GLP compliance. DEcode software then automates and facilitates the identification process using the mass to charge ratios detected by the Voyager-DE Biospectrometry Workstation and the known molecular weight of all amino acids or nucleotide bases.

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

     The Company is a leader in technical innovations in the field of mass spectrometry. In recent years, the Company has focused on the application of mass spectrometry to biopharmaceutical development. In 1995, the Company introduced the Voyager Elite-Biospectrometry System for advanced research applications, and recently launched a complete line of Voyager MALDI-TOF Biospectrometry Workstations enhanced with PerSeptive's proprietary Delayed Extraction ("DE") Technology which enables the sequencing of biomolecules. PerSeptive received two patents covering Delayed Extraction in 1997. Recently, the Voyager Elite was redesigned and the Voyager-DE STR was released as a higher performance instrument.

InterPlate

     PerSeptive's InterPlate Micro-fraction Collector for MALDI analysis facilitates sample preparation for life scientists. InterPlate can be used to automate the process by taking purified product from an INTEGRAL workstation and depositing it directly onto a Voyager Biospectrometry sample plate, for example. In December 1996, PerSeptive announced the development of a range of new techniques called GeneSpectrometry to accelerate high throughput identification of gene mutations using the Company's PinPoint mutation detection technology, which allows you to detect single point mutations.

Symbiot Sample Workstation

     The Symbiot Sample Workstation fully automates and dramatically accelerates the current manual sample treatment steps involved with Time-of-Flight ("TOF") Mass Spectrometry. With the introduction of this new platform, scientists involved with protein and peptide analysis, with DNA sequence and variation analysis, or with combinatorial chemistry, can now easily take advantage of the unequaled analytical capabilities of Mass Spectrometry.

Mariner LC/MS System

     Per Septive recently launched the Mariner LC/MS system which is based on the Company's proprietary Time-of-Flight mass spectrometry ("TOF/MS") technology. Mariner is a bench-top detector with an electrospray interface which couples to liquid chromatography systems. Key features of the instrument include its wide mass range and extremely fast data acquisition speed along with the capability to provide high resolution mass spectra with minimal sample consumption. These characteristics make the instrument an ideal detector for all forms of fast liquid chromatography. The high resolution mass separation allows more accurate, exact mass measurements. Liquid Chromatography/mass spectrometry ("LC/MS") has recently emerged as a preferred technology for complex anaylsis problems in the pharmaceutical industry and in biomedical research labs.

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


                                       PRODUCT
              PRODUCT                  LAUNCH              APPLICATION/USE                      TARGET MARKETS/*/
              -------                  -------             ---------------                      -----------------
SYNTHESIS CHEMICALS:                                                                     R&D       PD        QC        MFG
                                                                                         ---       --        --        ---
Nucleic Acid and Peptide Synthesis     1986 -         Synthesis of DNA, PNA and RNA       *         *                   *
 Reagents, Activators, Linkers and      1996
 Supports

EDITH                                  1997           Sulfur transfer reagent for         *                             *
                                                      synthesis of DNA
NUCLEIC ACID SYNTHESIS PRODUCTS:

Expedite System                        1992 -         Synthesis of research and           *         *                   *
                                        1995          manufacturing quantities of
                                                      DNA, RNA and PNA

Multiple Oligo Synthesizer System      1995 -         Permits sixteen column parallel     *         *                   *
 (MOSS)                                 1996             oligonucleotide synthesis

MemSyn, MemSyn HV                      1995 -         DNA and RNA membrane synthesis      *         *                   *
                                        1996          devices

PEPTIDE SYNTHESIS PRODUCTS:

Pioneer Peptide Synthesizer            1996           Synthesis of both simple and        *         *                   *
                                                      complex peptides

Multiple Peptide Synthesis (MPS)       1997           Permits 32 column parallel          *         *                   *
                                                      peptide synthesis

Pioneer Peptide Synthesizer            1997           Expanded peptide synthesis          *                   *
 Workstation Software                                 capacity

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

     Recently PerSeptive launched a new DNA synthesis reagent which dramatically improves the sulfur transfer efficiencies over the other existing reagents on the market. With sulfur transfer efficiencies greater than 99% at each cycle, EDITH will enable the synthesis of phosphothioated oligonucleotides with minimal contamination of phoshodiester linkages.

     Recently PerSeptive announced a new technique for single point mutation analysis based on PerSeptive's proprietary PNA technology. This new technique, "Pre-Gel Hybridization," developed by PerSeptive scientists, is a rapid alternative for one of the most fundamental techniques in molecular biology, "Southern blotting."

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

Pioneer Workstation Software

     The Pioneer Workstation Software expands the capabilities of the peptide synthesis system. New capabilities include multiple instrument control, synthesis monitoring, and use of an internal database as well as other features.

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

     In November 1995, PerSeptive, PerSeptive Acquisition Corporation ("PAC"), a wholly owned subsidiary of PerSeptive, and PTC-II entered into a definitive agreement pursuant to which PerSeptive agreed to an exchange offer for all of the 2,645,000 outstanding units of PTC-II followed by a merger of PTC-II with PAC. Each PTC-II unit consisted of one share of Callable Common Stock, $.01 par value per share, of PTC-II and one Class E Warrant of PerSeptive exercisable for one share of PerSeptive Common Stock at $33.00 per share until December 1998. Effective March 8, 1996, PerSeptive acquired 2,603,125 PTC-II units that were validly tendered and not withdrawn in the exchange offer. The PTC-II unit holders, who participated in the exchange offer, exchanged their PTC-II units for 2,603,125 shares of PerSeptive Common Stock and new Class I Warrants which expired on August 8, 1997. On March 13, 1996, PTC-II merged with PAC and became a wholly owned subsidiary of PerSeptive. Each of the remaining 41,875 shares of callable common stock of PTC-II not exchanged in the exchange offer were automatically converted into a right to receive one share of PerSeptive Common Stock upon the merger of PTC-II with PAC. The total value of the Company's Common Stock issued in the exchange offer was approximately $16 million based on the last reported sales price or closing price of the Company's Common Stock on The Nasdaq National Market on March 8, 1996. See "--Recent Developments."

     PerSeptive pursued the following research and development programs on behalf of PTC-II, and except for its Drug Discovery Program (See "-- ChemGenics and Millennium Transactions" below) will continue to pursue certain of these projects through its own research and development programs:

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

     PerSeptive has developed a range of new techniques for faster and more accurate detection and analysis of genomic sequences and mutations. The new techniques, which are based on PerSeptive's mass spectrometry instrumentation, are called GeneSpectrometry.

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

     Another facet of this program area was the development of clinical diagnostic kits for use on random access analyzers. PerSeptive has developed clinical diagnostic assays for a number of companies as part of PerSeptive's contract research services which generates a small amount of revenue.

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

ChemGenics and Millennium Transactions

     In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals, Inc. (ChemGenics") (formerly, Myco Pharmaceuticals Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of ChemGenics common stock and warrants to purchase additional shares of ChemGenics common stock exercisable until June 28, 2000. The warrants were exercisable at $5.00 per share. The Company was subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics common stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics common stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company held approximately 34% of the outstanding common stock of ChemGenics as of December 28, 1996.

     In January 1997, ChemGenics and Millennium Pharmaceuticals, Inc. ("Millennium") entered into an Agreement and Plan of Merger ("Agreement").
Under the terms of the Agreement, the stockholders of ChemGenics received common stock of Millennium in exchange for their common stock of ChemGenics. At the closing on February 10, 1997, the Company received 1,612,582 shares of Millennium common stock, $.001 par value per share ("Millennium common stock"), in exchange for its shares of ChemGenics common stock. In addition, the Company received $4 million cash in exchange for the warrants for ChemGenics common stock and in satisfaction of the above referenced promissory note. The parties to the Agreement contemplate that the transaction will qualify as a tax-free merger. The Company's shares of Millennium common stock were subject to restrictions on sale which expired in increments between June and September 1997. During the quarter ended June 28, 1997, the Company sold approximately 50% of its investment in Millennium for $12.9 million and realized a gain on the sale of approximately $800,000.

RESEARCH AND DEVELOPMENT

     As of December 24, 1997, PerSeptive's technical research and development group consisted of approximately 85 persons, many of whom have graduate degrees in fields such as biochemistry, chemical engineering, organic chemistry, polymer science and protein chemistry. During the Company's fiscal years ended September 30, 1997, 1996 and 1995 research and development expenditures funded internally were approximately $15.2 million, $11.3 million and $7.0 million, respectively.

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

MARKETING AND SALES

     PerSeptive markets its products in the United States, Germany, France, the United Kingdom, Canada and Japan through a direct sales and marketing staff. Approximately 50% of the Company's product revenues are from outside North America. As of December 24, 1997, the Company's sales, marketing and customer support organization consisted of approximately 258 employees. PerSeptive also has independent distributors in Australia, Austria, Benelux (Belgium, the Netherlands, Luxembourg), the People's Republic of China, Denmark, Egypt, Finland, Greece, Iceland, India, Israel, Italy, Korea, Malaysia, New Zealand, Norway, Philippines, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, and Vietnam.

CUSTOMERS

     PerSeptive began sales of the first of its products, POROS chromatography media, in April 1990 and its BioCAD Workstation in September 1991. No single customer accounts for more than 10% of the Company's products sales. Contract research and development revenue generated by the Company from PTC-II was 12% and 22% of the Company's total revenues in fiscal 1996 and 1995, respectively. No revenue was generated from PTC-II in the fiscal year ended September 30, 1997. At September 30, 1997, the Company had a backlog estimated at approximately $3.3 million.

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

     The Company's POROS chromatography products compete primarily with products that differ in base material, particle size and composition, surface chemistries and operating environment. The dominant suppliers of chromatography instruments and supplies are Pharmacia AB Biotech, Inc., a subsidiary of Pharmacia & Upjohn Co., and Waters Corporation.

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

PATENTS, PROPRIETARY TECHNOLOGY AND LICENSES

     PerSeptive's policy since its inception has been to seek patent protection for certain of its inventions. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company believes that patent protection is an important element in the protection of its competitive and proprietary position, but other elements, including trade secrets and customer service, are of at least equal importance. The Company owns or has exclusive rights to more than 82 patents worldwide, of which more than 58 are U.S. patents. The Company has more than 88 patent applications on file worldwide, of which more than 40 are U.S. patent applications.

     PerSeptive currently holds five issued U.S. Patents relating to its Perfusion Chromatography technology. See "--PerSeptive's Technologies--Perfusion Chromatography." The last of these patents expire in 2013. PerSeptive also has additional U.S. patents and pending U.S. patent applications that relate to its Perfusion Chromatography, surface coating, ImmunoDetection, RSD and related technologies. There can be no assurance that any of such applications will result in the issuance of a patent or that an issued patent will afford the Company any significant protection. The invalidation of key patents owned by the Company or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. PerSeptive has pending applications in various other technologies, including time-of-flight, laser desorption mass spectrometry and its use in DNA sequencing, isoelectric focusing, drug screening, peptides, sequencing of nucleic acids and applications of magnetic particles to both biomolecule separations and binding assays.

     Certain of the Company's coating technologies and patent rights have been derived in collaboration with Purdue University ("Purdue"). The Company has an exclusive license to, including the right to sublicense, United States patents covering such technologies. Under the license agreement, the Company has certain royalty obligations, including minimum royalties.

     Certain of PerSeptive's patent rights were acquired from Millipore Corporation in connection with PerSeptive's acquisition of its synthesis business. As a result of this acquisition, PerSeptive either owns or holds license rights to more than fifty-one U.S. patents and pending U.S. patent applications related to preparation of oligonucleotides using phosphoramidite reagent products, a nucleic acid synthesis product, the Expedite Synthesizer and PNA products.

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

EMPLOYEES

     As of December 24, 1997, the Company employed approximately 605 persons full time. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

     In connection with its core business, PerSeptive leases the following properties: 196,000 square feet of space in Framingham, Massachusetts; approximately 10,000 square feet of space in Cambridge, Massachusetts; 12,000 square feet in Holliston, Massachusetts; and additional space in: Weisbaden, Germany; Voisins le Bretonneux, France; Hertfordshire, England; Ontario, Canada; and Tokyo and other locations in Japan. In addition, PerSeptive leases approximately 2,300 square feet in San Francisco, California; and approximately 14,000 square feet in Houston, Texas. These facilities are used for manufacturing, laboratories, warehouses, distribution centers and offices. The leases expire beginning in 1997 through 2009.

     In early calendar 1996, the Company moved its synthesis operations in Hamburg, Germany to a new 58,000 square foot facility built on land purchased by
PerSeptive for manufacturing, office and laboratory use.   See "--
Manufacturing." In addition, the Company's synthesis products business shares distribution facilities with Millipore Corporation in Yonezawa, Japan.

ITEM 3.  LEGAL PROCEEDINGS

     1. The Company has sued Pharmacia Biotech, Inc. and certain of its affiliates, and their parent Pharmacia AB (collectively, "Pharmacia"), now part of Pharmacia & Upjohn Co., Sepracor Inc. ("Sepracor") and BioSepra Inc. ("BioSepra"), a company partially owned by Sepracor, for willful infringement of three PerSeptive patents (U.S. Nos. 5,019,270, 5,228,989 and 5,384,042), covering the process of Perfusion Chromatography(R) and the manufacture, sale and use of chromatography particles and matrices that enable Perfusion Chromatography (collectively, the "Original Perfusion Patents"). The Company commenced its action against Pharmacia and Sepracor on October 14, 1993, and the consolidated action has been pending in the United States District Court for the District of Massachusetts. BioSepra was added as a party on May 19, 1994. The lawsuit also claims that Sepracor and BioSepra made false and misleading representations of fact with respect to the Company's products, and that BioSepra engaged in false and misleading advertising. The lawsuit, in an amended complaint filed by Purdue University and the Company, also claims that Sepracor and BioSepra infringe a fourth patent ("the Coatings Patent"), licensed exclusively by PerSeptive, covering novel coatings for chromatography media.
The lawsuit seeks to enjoin the defendants from infringing the four patents and asks for treble damages, as well as other relief and damages. Pharmacia, Sepracor and BioSepra each have asserted that their products do not infringe the Original Perfusion Patents and that the Original Perfusion Patents are invalid and unenforceable, and have asserted counterclaims against the Company alleging that the Company's assertions that they have infringed the patents, and that statements allegedly made by the Company to customers concerning the litigation, constitute unfair competition, commercial disparagement, unfair trade practices, tortious interference with customer relationships and violation of the Lanham Act, and seeking an unspecified amount of damages, and, under certain asserted claims, double or treble damages, as well as attorneys' fees and expenses. The Company has denied any liability on these counterclaims.

     On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Original Perfusion Patents, granting the Defendants' motions for partial summary judgment that inventorship of the Original Perfusion Patents is improper for failure to name one or more persons as additional joint inventors, and requiring the Company to move to correct inventorship or have the patents declared invalid.
On March 12, 1996, the Court entered a ruling directing the Company to correct inventorship and placed on the Company the burden of proving the absence of deceptive intent in the designation of inventors at a hearing. The Company moved to correct inventorship. The Company has preserved its right to appeal a number of issues, including the Court's January 9, 1996 order that the Original Perfusion Patents failed to name additional persons as joint inventors and the Court's March 12, 1996 order imposing the burden of proof on PerSeptive. The hearing was held in May and June 1996. On April 3, 1997, the Court issued a ruling denying the Company's motion to correct inventorship, ruling that the Company had not met its burden of proving that two British scientists, who worked for a company that is not a party to the litigation, were not named on the Original Perfusion Patents without deceptive intent within the meaning of
Section 256 of Title 35 United States Code, and granted judgment in favor of Sepracor, BioSepra and Pharmacia on the Company's claims relating to the Original Perfusion Patents. On April 16, 1997, the Company filed a motion to permit an immediate appeal of the April 3, 1997 decision, and the related January 9, 1996 and March 12, 1996 decisions, to the United States Court of Appeals for the Federal Circuit, which has exclusive jurisdiction in the United States to hear appeals in patent cases. On April 30, 1997, the defendants filed a motion requesting that the District Court render a decision on the defendants' defense of inequitable conduct prior to permitting the Company's appeal. On July 30, 1997, the Company filed a motion seeking to (i) vacate the Court's April 3, 1997 decision and (ii) enter a final judgment that will permit the Company to appeal the Court's earlier January 9, 1996 and March 12, 1996 orders that the patents do not name all of the inventors and imposing the burden of proof on PerSeptive. The Company's motion is based on a decision by the Court of Appeals for the Federal Circuit in an unrelated case, Stark v. Advanced
                                                         -----------------
Magnetics, Inc., issued on July 11, 1997, which the Company contends rendered
---------------
the Court's April 3, 1997 decision erroneous. The defendants filed motions again requesting that the District Court render a decision on their defense of inequitable conduct prior to permitting an appeal. The Court has not rendered a decision on the Company's or the defendants' motions. The Court has not yet considered the issue of infringement of the Original Perfusion Patents or the Coatings Patent.

     On December 12, 1997, the Company announced that it had settled the litigation with Sepracor and BioSepra. Under the terms of the settlement, the Company received an unspecified amount and BioSepra obtained a non-exclusive license under PerSeptive's Perfusion Chromatography patents. Sepracor and BioSepra were removed as defendants in the litigation. The Company intends to continue to vigorously pursue the litigation against Pharmacia, which remains a defendant.

     The Company may incur substantial expenses relating to these lawsuits. There can be no assurance that the outcome of the litigation will not have a material adverse effect on the Company.

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

     2. Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET, STOCKHOLDER AND DIVIDEND INFORMATION

     PerSeptive's Common Stock is quoted on The Nasdaq National Market under the symbol "PBIO." The following table sets forth the range of quarterly high and low sales prices for PerSeptive's Common Stock for the two most recent fiscal years:


FISCAL 1997
                                                    HIGH            LOW
                                                    ----            ---
     First Quarter...........................      $ 7 3/4         $5 5/8
     Second Quarter..........................        9 3/4          5 3/4
     Third Quarter...........................       8 1/16          4 5/8
     Fourth Quarter..........................       12 5/8          5 7/8

    FISCAL 1996

     First Quarter...........................      $11 1/8         $8 3/8
     Second Quarter..........................        9 3/8          5 7/8
     Third Quarter...........................       10 7/8          6 3/4
     Fourth Quarter..........................       10 3/8          6 5/8

     On December 24, 1997, the closing sale price of the Company's Common Stock was $11 7/16 per share. As of December 24, 1997, there were approximately 739 holders of record of the Company's Common Stock and an estimated 3,000 additional beneficial holders.

     The Company has never paid cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company intends to retain any future earnings to finance the growth of the Company.

ITEM 6.   SELECTED CONSOLIDATED  FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of PerSeptive Biosystems, Inc. set forth below as of and for each of the three years in the period ended September 30, 1997 has been derived from PerSeptive's Consolidated Financial Statements which have been audited by Coopers & Lybrand L.L.P., independent accountants, and which are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for each of the two years in the period ended September 30, 1994 and the balance sheet data as of September 30, 1993 and 1994 were derived from PerSeptive's audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto of PerSeptive included elsewhere in this Annual Report on Form 10-K.

                     (in thousands, except per share data)

                                                                             Year Ended September 30,
                                                     -------------------------------------------------------------------------
                                                          1993            1994            1995            1996           1997
                                                     -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue:
    Product revenue                                     $ 10,535       $  30,707       $  69,430       $  75,916       $96,516
    Contract revenue (1)                                   4,431          15,348          19,999          10,102             -
                                                        --------       ---------       ---------       ---------       -------
     Total revenue                                        14,966          46,055          89,429          86,018       $96,516
Cost of revenue:
    Cost of product revenue                                3,756          15,524          33,169          37,813        49,815
    Cost of contract revenue (1)                           2,924          13,009          16,968           8,571             -
    Other charges (2)                                          -               -               -           9,906             -
                                                        --------       ---------       ---------       ---------       -------
     Total cost of revenue                                 6,680          28,533          50,137          56,290        49,815
Gross Profit                                               8,286          17,522          39,292          29,728        46,701
Operating expenses:
    Research and development                               3,222           6,828           6,999          11,342        15,215
    Selling, general and administrative                    9,193          27,757          32,771          39,518        40,425
    Other charges (2)                                          -          14,681          15,459          24,239             -
    Amortization                                             349           2,209           3,080           2,158         1,041
                                                        --------       ---------       ---------       ---------       -------
     Loss from operations                                 (4,478)        (33,953)        (19,017)        (47,529)       (9,980)
    Other income (expense), net (12)                       1,259             307          (1,553)         (2,938)       25,223
    Provision for income taxes                                 -            (366)              -               -             -
                                                        --------       ---------       ---------       ---------       -------
Net income (loss)                                       $ (3,219)      $ (34,012)      $ (20,570)      $ (50,467)      $15,243
                                                        ========       =========       =========       =========       =======
Net income (loss) per common share,
 primary (3)(4)(7)                                      $  (0.31)      $   (2.88)      $   (1.88)      $   (3.22)      $  0.63
                                                        ========       =========       =========       =========       =======
Net income (loss) per common share,
 fully diluted                                                                                                         $  0.60
                                                                                                                       =======
Weighted average common shares outstanding (3)(4)         10,240          11,903          12,340          16,296        21,905
                                                        ========       =========       =========       =========       =======
Weighted average common shares                                 -               -               -               -        25,552
outstanding, fully diluted                                                                                             =======

                                                                                        September 30,
                                                              ------------------------------------------------------------------

                                                                  1993          1994          1995          1996          1997
                                                              ------------------------------------------------------------------
BALANCE SHEET DATA:
Cash, cash equivalents and
   investments                                                   $36,357      $ 36,794      $ 23,816      $ 24,657      $ 34,929
Working capital                                                   21,561        34,668        27,096        26,572        42,547
Total assets                                                      54,888       137,246       138,209       121,655       133,951
Total long-term debt (including obligations under capital
 lease) (5)(8)                                                       137        27,230        32,559        33,165        25,834

Redeemable convertible preferred stock (6)(9)(10)                      -        33,342             -             -             -
Total stockholders' equity (3)(9)(10)(11)                         50,658        40,349        65,107        50,285        67,398

__________________
(1) In December 1992, March 1993 and December 1993, the Company entered into certain technology license and research and development agreements with PerSeptive Technologies Corporation ("PTC"), PerIsis II Development Corporation ("PerIsis") and PTC-II, respectively. As of September 30, 1996, all technology rights granted to these entities have been re-acquired by the Company and no further contract revenue is anticipated to be derived from these entities. See Note 15 of Notes to the Consolidated Financial Statements.

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

(3) On June 5, 1992, the Company completed an initial public offering of 2,500,000 shares of its Common Stock. The net proceeds to the Company were approximately $15,520,000. On July 2, 1992, the Company issued 375,000 shares of its Common Stock in exchange for $2,441,000 in net proceeds pursuant to the exercise of the underwriters' over-allotment option in connection with the Company's initial public offering. On March 4, 1993, the Company completed a second public offering of 2,000,000 shares of its Common Stock. The net proceeds to the Company were approximately $33,840,000. On August 16, 1996, the Company completed a private placement of 2,579,286 shares of its Common Stock. The net proceeds to the Company were approximately $17 million (after commissions, but before offering expenses).

(4) Effective March 27, 1992, the Company's Board of Directors authorized a four-for-one stock split of the Company's Common Stock in the form of a stock dividend. All common shares and per share amounts have been adjusted to give retroactive effect to the Common Stock split for all years presented.

(5) On August 22, 1994, the Company issued $25,000,000 aggregate principal amount of 8-1/4% Convertible Subordinated Notes Due 2001 (the "Notes"). On September 22, 1994, the Company issued an additional $2,230,000 aggregate principal amount of the Notes pursuant to the exercise of the Initial Purchasers' over-allotment option in connection with this offering. See
     Note 8 of Notes to the Consolidated Financial Statements. The long-term debt as of September 30, 1997 excludes the current portion which has been reclassified to current liabilities in connection with the Company's sinking fund obligation which begins in August 1998.

(6) On August 22, 1994, the Company issued to Millipore Corporation 4,000 shares of a newly designated series of non-voting redeemable convertible preferred stock (the "Series A Preferred Shares"). See Note 9 of Notes to the Consolidated Financial Statements.

(7) Net income/loss per share, primary, for the years ended September 30, 1994, 1995, 1996 and 1997 includes accretion of the Series A Preferred Shares. See Note 2 of Notes to the Consolidated Financial Statements.

(8) During the year ended September 30, 1995, the Company secured financing with several banks and financial institutions including a line of credit for borrowings up to 8.5 million DM (approximately $6 million at September 30, 1995) for use in financing the construction of a new manufacturing facility in Hamburg, Germany, short-term financing collateralized by the Company's short-term investments, and a sale-leaseback transaction for $5 million secured by certain of the Company's fixed assets. See Note 8 of Notes to the Consolidated Financial Statements.

(9) In August 1995, 1996, and 1997, the Company issued 912,199 shares, 1,248,050 shares, and 1,019,108 shares, respectively, of Common Stock to satisfy the first three of four redemption payments of $10 million each to Millipore in connection with the Series A Preferred Shares. See Note 9 of Notes to the Consolidated Financial Statements.

(10) The Company has reclassified the redeemable convertible preferred stock to stockholders' equity based on the Company's intent to redeem the future remaining amounts through the issuance of Common Stock. See Note 9 of Notes to the Consolidated Financial Statements.

(11) In September 1995, the Company issued 157,565 shares of Common Stock to Boehringer Mannheim GmbH in exchange for $2 million. See Note 9 of Notes to the Consolidated Financial Statements.

(12) Other income included a gain of $27.5 million recorded upon receipt and subsequent partial sale of Millenium common stock which the Company had received pursuant to the merger of Chemgenics and Millennium. See Note 16 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking
statements.   Factors that may cause such differences include, but are not limited to, those discussed under the caption "Certain Factors That May Affect Future Results," as well as elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and those discussed in the Company's other filings with the Securities and Exchange Commission.

     The following discussion and analysis is based on the Company's financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

RECENT DEVELOPMENTS

     Pending Merger with Perkin-Elmer Corporation. On August 27, 1997, the Perkin-Elmer Corporation ("Perkin-Elmer"), Seven Acquisition Corp., a wholly-owned subsidiary of Perkin-Elmer, and PerSeptive entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, all outstanding shares of PerSeptive common stock, $.01 par value per share (the "PerSeptive Common Stock"), will be converted into shares of Perkin-Elmer common stock, $1.00 par value per share (the "Perkin-Elmer Common Stock") at an exchange rate equal to $13.00 divided by the average of the closing sales prices of Perkin-Elmer Common Stock on the New York Stock Exchange composite tape on each of the 20 consecutive trading days preceding the second trading day prior to the effective date of the merger. In no event, however, will the exchange rate be more than 0.1926, or less than 0.1486, of a share of Perkin-Elmer Common Stock for each share of PerSeptive Common Stock. At the effective time of the merger, PerSeptive will become a wholly-owned subsidiary of Perkin-Elmer. On December 4, 1997, the proposed merger was approved by PerSeptive's stockholders. The completion of the merger is subject to regulatory approvals and other closing conditions. There can be no assurance that the proposed merger will be completed. Either party has the right to terminte the merger agreement if the merger is not consummated on or before January 31, 1998, unless the parties agree to extend that date.

RESULTS OF OPERATIONS

     Years Ended September 30, 1997 and 1996

     Revenue

     Total revenue amounted to $96.5 million and $86 million in fiscal 1997 and 1996, respectively, reflecting an annual growth rate of 12%. This growth has been offset by the elimination of approximately $10 million in contract revenue derived during fiscal 1996 under a contract research and development agreement between the Company and

PTC-II. The Company acquired PTC-II in March 1996 and has not generated any significant contract revenue since the completion of the PTC-II acquisition.

     Product revenue for fiscal 1997 was $96.5 million compared with $75.9 million for fiscal 1996, an increase of $20.6 million or 27.1%. The increase in product revenue is attributable to continued growth in each of the analysis, purification and synthesis product lines, further expansion into international markets as well as improved sales productivity arising from increased investments in the Company's North American field sales organization.

     From a geographic perspective, fiscal 1997 product revenue generated in North America grew by approximately $7 million or 17% from fiscal 1996 levels. This growth was principally attributable to the growth experienced in the Synthesis and Analysis product lines. Product revenue generated in Europe increased by approximately $5.6 million or 34% and was attributable to increased product sales in the Purification, Analysis and Synthesis product lines.
Product revenue in Japan and the Pacific Rim increased by approximately $8 million or 43%. This growth is attributable to increased product sales in the Purification and Analysis product lines.

     Gross Profit

     Gross profit from product sales for fiscal 1997 was $46.7 million, or 48.4% of product sales, as compared with $38.1 million, excluding other charges, or
50.2% of product sales 1996.   The decline in gross profit as a percentage of
sales is primarily attributable to erosion of product pricing in a competitive selling environment and to a lesser extent higher field service costs and fluctuations in geographical and product mix as compared to fiscal 1996. Offsetting the factors that led to a decline in gross profit was a reduction in the level of unabsorbed overhead reflecting increased utilization levels of the Company's various manufacturing facilities resulting from the increased level of product shipments realized in fiscal 1997.

     Other charges of $9.9 million reported as part of costs of goods sold for fiscal 1996 relate to various charges recorded in connection with activities undertaken to realign the Company's product offerings and to record impairment charges associated with certain underutilized production assets. No similar charges were recorded in fiscal 1997. See Notes 2 and 13 of Notes to the Consolidated Financial Statements.

     Contract revenue gross profit during fiscal 1996 equals the contractual markup on contract research services provided by the Company as set forth in the governing agreements between the Company and PTC-II, and the inclusion of amortization of the license fee paid by PTC-II to the Company for technology licensed to PTC-II at the time of its formation. These agreements in general provided for a 10% profit on costs incurred by the Company on behalf of PTC-II. Costs included in the cost of contract revenue for fiscal 1996 include specifically allocable research and development expense and an allocation of general and administrative expense as provided for under the agreements. As a result of the Company's acquisition of PTC-II in March 1996, no contract revenues or gross profits were realized during fiscal 1997.

     Research and Development Expense

     Research and development expense for fiscal 1997 was $15.2 million or 15.8% of product sales, compared to $11.3 million or 14.9% of product sales for fiscal 1996. The increase in research and development expense as a percent of product sales is attributable to the higher expense levels following the acquisition of PTC-II in March 1996. The gross levels of research and development expenditures for fiscal 1997 and 1996, which includes research and development expenditures reflected in cost of contract revenue, were approximately$15.2 million (15.8% of product sales) and $19.1 million (25.3% of product sales), respectively.
Various management initiatives were implemented following the acquisition that resulted in a significant reduction in the ongoing level of research and development expenditures. During fiscal 1997, incremental research and development costs were incurred in connection with several new product launches including Mariner, MPS and the redesigned Integral 100Q products. This incremental spending offset some of the savings realized during the second half of fiscal 1996 following the acquisition of PTC-II.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses for fiscal 1997 were $40.4 million or 42% of product sales, compared with $39.5 million or 52% of product sales for fiscal 1996. The reduction in selling, general and administrative expense as a percent of product sales is attributable to various factors, including realization of efficiency gains from earlier investments in the Company's European infrastructure and sales organization, which delivered a significant increase in fiscal 1997 product revenues, and investment gains realized on the ramp-up in domestic field sales organization resources and related productivity improvements.

     Amortization declined by approximately $1.1 million during fiscal 1997 from fiscal 1996. The principal factor contributing to this decline relates to the write-off of the unamortized portion of the PTC-II purchase options as part of the PTC-II acquisition charge recorded during fiscal 1996. Interest expense totaled approximately $3.5 million in both fiscal 1997 and 1996.

     The Company did not record a provision for taxes in either fiscal 1997 or fiscal 1996 due to recurring losses.

     Accretion of redeemable preferred stock to its redemption value amounted to $1.4 million during fiscal 1997 as compared to $2.1 million for fiscal 1996.
The reduction in the level of accretion is principally associated with the $10 million reduction in the level of preferred stock on which accretion is being calculated for the current period.

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

     Contract revenue gross profits during fiscal 1996 and 1995 equal the contractual markup on contract research services provided by the Company as set forth in the governing agreements between the Company and PTC-II, and the inclusion of amortization of the license fee paid by PTC-II to the Company for technology licensed to PTC-II at the time of its formation. These agreements in general provided for a 10% profit on costs incurred by the Company on behalf of PTC-II. Costs included in the cost of contract revenue for fiscal 1996 and 1995 include specifically allocable research and development expense and an allocation of general and administrative expense as provided for under the agreements.

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

     Selling, General and Administrative Expense

     Selling, general and administrative expenses for fiscal 1996 were $39.5 million or 52% of product sales, compared with $32.8 million or 47% of product sales for fiscal 1995. The increase in selling, general and administrative expense both in aggregate dollars and as a percent of product sales is attributable to various factors, including investment in the European infrastructure and sales organization which delivered a significant increase in fiscal 1996 product revenues, increased marketing expenditures associated with the introduction of several new products, investment ramp-up in domestic field sales organization resources, and strategic investments in the general and administration organization to add key members to the senior management team as well as enhance the Company's management information system capabilities. On a run-rate basis, selling, general and administrative expenses declined from a high of 57% of product sales in the second quarter of fiscal 1996, to a low of 47% of product sales in the fourth quarter of fiscal 1996.

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

     The Company did not record a provision for taxes in either fiscal 1997 or fiscal 1996 due to recurring losses.

     Accretion of redeemable preferred stock to its redemption value amounted to $2.1 million during fiscal 1996 as compared to $2.7 million for fiscal 1995.
The reduction in the level of accretion is principally associated with the $10 million reduction in the level preferred stock on which accretion is being calculated for the current period.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through the end of fiscal 1997, the Company has met its funding needs primarily through private placements of equity and debt securities, public offerings of Common Stock and to a lesser extent through various other types of borrowing and financing arrangements. In the event that the pending merger with Perkin-Elmer is ultimately not completed, management intends to pursue various funding alternatives in order to obtain adequate capital to fund the operating and capital needs of the Company (see "--Certain Factors That May Affect Future Results" below). These alternatives include but are not limited to the generation of cash through managed reductions in the Company's working capital investment; bank financings; cash generation through the establishment of strategic partnerships, alliances and technology license arrangements; and the sale of securities through private placements or public offerings of debt and/or equity securities. There can be no assurance however, that management will be able to obtain adequate future funding sources on acceptable terms, if at all.

     At September 30, 1997, the Company had available cash and cash equivalents, and short-term investments totaling $34.9 million as compared with cash and cash equivalents and short-term investments totaling $24.6 million as of September 30, 1996. During the year the Company realized value from a prior technology spin-off in the form of the Common Stock of Millennium Stock Pharmaceuticals, Inc. (see Note 16 of Notes to the Consolidated Financial Statements) and cash totaling $30.6 million and approximately $2.4 million in net proceeds generated principally from the exercise of employee stock options. On a net basis the Company consumed approximately $22.7 million of cash and investments during fiscal 1997. The principal uses of cash during fiscal 1997 were to: fund cash operating losses (before the Millennium gain) of $4.7 million; to fund working capital changes of $12.5 million resulting principally from the reduction of various accrued liabilities and investments in accounts receivable and inventory required to support the higher revenue levels achieved in fiscal 1997; to fund various capital expenditures totaling $3.5 million; and to fund debt repayment obligations totaling $2 million.

     The Company's net accounts receivable increased to $20.8 million at September 30, 1997 from $16.1 million as of September 30, 1996. This increase is attributable to the 27.1% increase in product revenues in fiscal 1997 over comparable fiscal 1996 revenues. The average days sales outstanding has been reduced to 71 days as of September 30, 1997 from 75 days as of September 30, 1996. This decline is due to management's efforts to control the quality of receivables and enhanced collection efforts.

     The Company's net inventory increased to $23 million at September 30, 1997 from $21.1 million at September 30, 1996. The net $1.9 million increase in inventory reflects a decrease in gross inventories of approximately $1.2 million, offset by a utilization of previously established inventory reserves of $3.1 million during the year. The reserves established during fiscal 1996 were associated with provisions recorded to eliminate identified inventory exposures that resulted from the Company's fiscal 1996 product realignment initiatives and new product introductions. Inventory turns improved from 1.9 times as of September 30, 1996 to 2.5 times as of September 30, 1997. Management intends to continue its focus on improving relative inventory levels during fiscal 1998.

     On August 22, 1994, the Company acquired the Synthesis product business from Millipore Corporation ("Millipore"). Under the acquisition agreement, the Company paid Millipore $1.1 million in cash, assumed certain liabilities of the business and issued Millipore 4,000 shares of a newly created non-voting redeemable convertible preferred stock. The preferred stock is redeemable in four equal installments on each of the first four anniversaries of the closing of the acquisition in $10 million installments payable at the Company's option in cash or Common Stock. In August 1997, the Company issued 1,019,108 shares of Common Stock to Millipore in satisfaction of the third of four annual installments related to the preferred stock issued in connection with this acquisition. In August 1996, the Company issued 1,248,050 shares of Common Stock to Millipore in satisfaction of the second annual installment. In August 1995, the Company issued 912,199 shares of Common Stock to Millipore in satisfaction of the first annual installment. Management's intent is to satisfy the remaining future annual installments under this preferred stock arrangement as they become due through the issuance of Common Stock. As a result of the action taken during fiscal 1995 and management's continued intent to satisfy future installments with Common Stock, the remaining fair value of this outstanding security has been reflected as a component of the Company's equity beginning in September 1995.

     In June 1996, the Company entered into a transaction with ChemGenics in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to ChemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of ChemGenics Common Stock and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. See "Business--Business Development--ChemGenics and Millennium Transactions" and Note 16 of Notes to the Consolidated Financial Statements.

     In January 1997, ChemGenics and Millennium entered into an Agreement and Plan of Merger ("Agreement"). Under the terms of the Agreement, the stockholders of ChemGenics received common stock of Millennium in exchange for their common stock of ChemGenics. At the closing on February 10, 1997, the Company received 1,612,582 shares of Millennium common stock, $.001 par value per share ("Millennium common stock"), in exchange for its shares of ChemGenics common stock. In addition, the Company received $4 million cash in exchange for the warrants for ChemGenics common stock and in satisfaction of a promissory note. The parties to the Agreement contemplate that the transaction will qualify as a tax-free merger. In connection with this event, the Company recorded a gain of $25.8 million during the second quarter of fiscal 1997, reflecting the fair market value of the cash received and the Company's investment in Millennium common stock as of March 29, 1997. In June 1997, the Company sold approximately 50% of its investment in Millennium for $12.9 million and realized a gain on the sale of approximately $.8 million. During the fourth quarter of fiscal 1997, the Company recognized an additional gain for book purposes of $.8 million in connection with the release of a previously existing contingency on approximately 52,000 shares of Millennium stock. The taxable gain arising from this transaction will be offset by available net operating loss carryforwards with the exception of a portion of the gain potentially subject to the Federal alternative minimum tax.

     At September 30, 1997, the Company had net operating loss carryforwards of approximately $64 million for tax purposes. The net operating losses expire through 2012. In addition, the Company has research and tax development credit carryforwards which expire through 2012 of approximately $1.2 million. See Note 7 of Notes to the Consolidated Financial Statements.

     The Company believes that its capital resources are sufficient to fund its operations through the end of fiscal 1998. The Company believes that additional financing will be required for the development of some of its currently planned product introductions and to support the Company's future operations and revenue growth. The Company's future working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development of new products, the level of resources that the Company devotes to the development of manufacturing and marketing capabilities, the consistency of cash collections, the ability to reduce working capital investment levels, the success of cost containment initiatives, the competitive environment and the growth in the Company's business, and the potential adverse impact of the failure or continued delay of consummating the pending merger with Perkin Elmer, any of which factors may cause the Company's actual future capital resources and needs to differ materially, notwithstanding the forward looking statement in the first sentence of this paragraph. The Company believes that the level of financial resources available to it is an important competitive factor. In the event that the pending merger with Perkin-Elmer is ultimately not completed, the Company will resume its efforts to actively seek to raise additional capital through various initiatives, including through an equity or debt financing in the near future and/or corporate partnering arrangements. There can be no assurance, however, that the Company will be able to successfully raise additional capital at acceptable terms, and any failure to do so could have adverse consequences on planned future product introductions and the Company's growth and operations. In the event that additional financing is not obtained, the Company is committed to take actions to significantly reduce its cost structure in the future.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ended after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in its fiscal year ended September 30, 1998 and does not anticipate adoption to have a material effect on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which is effective for fiscal years ended after December 15, 1997, including interim periods. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that results from recognized transactions and other economic events of the period other than transactions with owners. SFAS 130 requires restatement of all prior-period statements presented after the effective date. The Company will adopt SFAS 130 in its fiscal year ended September 30, 1998 and has not yet determined the impact of such adoption.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years ended after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in its fiscal year ended September 30, 1998 and has not yet determined the impact of such adoption.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Pending Merger. In August 1997, PerSeptive agreed to be acquired by The Perkin-Elmer Corporation. Upon completion of the proposed merger, Perceptive will become a wholly owned subsidiary of Perkin-Elmer. The consummation of the merger is subject to regulatory approval and other closing conditions. There can be no assurance that the proposed merger will be completed. Either party has the right to terminate the merger agreement if the merger is not consummated on or before January 31, 1998, unless the parties agree to extend that date. See "Business-- Recent Developments."

     Additional Financing Requirements. If the proposed acquisition by Perkin-Elmer is not completed, additional long-term financing will be required for the development of some of the Company's currently planned product introductions and to support its planned operations and capital expenditures in its core business relating to the purification, analysis and synthesis of biomolecules. Under those circumstances, the Company intends to actively seek to raise additional capital through equity or debt financing or to enter into corporate partnering arrangements; however, there can be no assurances that this funding will be made available or that terms acceptable to the Company will be reached.

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

CONSOLIDATED FINANCIAL STATEMENTS.

   Report of Independent Accountants.

   Consolidated Balance Sheets at September 30, 1997 and 1996.

   Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995.

   Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.

   Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

   Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1997, under the heading "Election of Directors."

EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1997, under the heading "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1997, under the heading "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of the Company's fiscal year ended September 30, 1997, under the headings "Securities Ownership of Management" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC within 120 days after the close of the Company's fiscal year ended September 30, 1997, under the headings "Securities Ownership of Management" and "Election of Directors."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  1.   CONSOLIDATED FINANCIAL STATEMENTS.
               For the following financial information included herein, see
               Index on page F-1:

               Report of Independent Accountants.

               Consolidated Balance Sheets at September 30, 1997 and 1996.

               Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flows for the three years ended September 30, 1997, 1996 and 1995.

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

          2.11 Agreement and Plan of Merger dated as of August 23, 1997 among The Perkin-Elmer Corporation, Seven Acquisition Corp. and PerSeptive Biosystems, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 26, 1997 and incorporated herein by reference).

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

          4.8* Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company, as amended on September 27, 1995 and August 23, 1997.

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

          4.18 Stock Option Agreement dated August 23, 1997 between PerSeptive Biosystems, Inc. and The Perkin-Elmer Corporation (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of August 26, 1997 and incorporated by reference herein).

          10.1+ 1989 Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

          10.2+ 1992 Stock Plan of the Company, as amended on January 20, 1997 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1997 and incorporated herein by reference).

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

          10.23 Omnibus Amendment Agreement dated December 18, 1996 between the Company and ChemGenics Pharmaceuticals, Inc.

          10.24     1997 Non-Qualified Stock Option Plan, as amended (filed as
                    Exhibit 4.1 to the Company's Registration Statement No. 333-38989, on Form S-8 and incorporated herein by reference).

          10.25+ Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and John F. Smith (filed as
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated by reference herein).

          10.26+ Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and Noubar B. Afeyan (filed as
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated by reference herein).

          21*       Subsidiaries of the Company.

          23.1*     Consent of Coopers & Lybrand L.L.P.

          24 Power of Attorney (included in the signature page to the Company's Annual Report on Form 10-K for the year ended September 30, 1997).
________________________________
         *Indicates exhibits filed herewith.  All other exhibits have been previously filed unless otherwise indicated.
         +Indicates a management contract or compensatory plan or arrangement.

(B)  REPORTS ON FORM 8-K.

     Current Report on Form 8-K dated April 16, 1997, reporting under Item 5, the Company's announcement that the Company had filed a motion to permit an immediate appeal of an April 3, 1997 decision of the United States District Court for the District of Massachusetts (C.A. No. 93-12237-PBS) denying the Company's motion to correct inventorship of three U.S. patents issued to the Company, Nos. 5,019,270, 5,228,989 and 5,384,042, covering the
     Perfusion Chromatography (R) process and particles and matrix structures used in that process.

     Current Report on Form 8-K dated August 22, 1997, reporting the Company's announcement that the Company issued 1,019,108 shares of its common stock, $.01 par value per share, to Millipore Corporation in payment of the third $10 million installment due upon the redemption by Millipore Corporation of 1,000 shares of the Company's non-voting Series A Redeemable Convertible Preferred Stock, $.01 par value per share.

     Current Report on Form 8-K dated August 26, 1997, reporting that the Company, The Perkin-Elmer Corporation, and Seven Acquisition Corp., a wholly owned subsidiary of Perkin-Elmer had entered into an Agreement and Plan of Merger.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Framingham, Commonwealth of Massachusetts, on the 29th day of December, 1997.

                                            PERSEPTIVE BIOSYSTEMS, INC.


                                            By:  /s/ Noubar B. Afeyan
                                                 -------------------------------
                                                 Noubar B. Afeyan
                                                 Chief Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of the Registrant, hereby severally constitute and appoint Noubar B. Afeyan, John F. Smith and Samuel P. Hunt III, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable the Company to comply with the provisions of the Securities and Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                         Date
---------                    -----                         ----


/s/ Noubar B. Afeyan         Chief Executive Officer       December 29, 1997
------------------------     (Principal Executive
  Noubar B. Afeyan           Officer), Director and
                             Chairman of the Board of
                             Directors


/s/ John F. Smith            President and Director        December 29, 1997
------------------------
 John F. Smith


/s/ Thomas G. Ruane          Senior Vice President         December 29, 1997
------------------------     and Chief Financial
  Thomas G. Ruane            Officer (Principal Financial
                             and Accounting Officer)



/s/ Daniel I.C. Wang         Director                      December 29, 1997
------------------------
  Daniel I.C. Wang

/s/ Edwin M. Kania, Jr.      Director                      December 29, 1997
------------------------
  Edwin M. Kania, Jr.


/s/ William F. Pounds        Director                      December 29, 1997
------------------------
 William F. Pounds


/s/ Bruce J. Ryan            Director                      December 29, 1997
------------------------
 Bruce J. Ryan

                          PERSEPTIVE BIOSYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants................................................   F-2

Consolidated Balance Sheets at September 30, 1997 and 1996.......................   F-3

Consolidated Statements of Operations for the years ended
 September 30, 1997, 1996 and 1995...............................................   F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
 September 30, 1997, 1996 and 1995...............................................   F-5

Consolidated Statements of Cash Flows for the years ended
 September 30, 1997, 1996 and 1995...............................................   F-8

Notes to the Consolidated Financial Statements...................................   F-9

Financial Statement Schedules:

Report of Independent Accountants................................................   S-1

  II - Valuation and Qualifying Accounts.........................................   S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PerSeptive Biosystems, Inc.:

We have audited the accompanying consolidated balance sheets of PerSeptive Biosystems, Inc., as of September 30, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PerSeptive Biosystems, Inc. as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


Boston, Massachusetts                            Coopers & Lybrand L.L.P.
December 1, 1997

                          PerSeptive Biosystems, Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                    September 30,  September 30,
                                                                         1997           1996
                                                                    -------------- --------------
Assets:
Current Assets:
  Cash and cash equivalents                                              18,283          5,384
  Short-term investments, available for sale                             16,646         19,273
  Trade accounts receivable, net of allowance for doubtful accounts
   of $1,963 and $2,386 at September 30, 1997 and 1996, respective       20,814         16,052
  Inventories, net                                                       22,602         21,074
  Other current assets                                                    3,600          2,107
                                                                     -----------   ------------
    Total current assets                                                 81,945         63,890

  Fixed assets, net                                                      27,626         32,017
  Patent and license costs, net                                           5,458          5,913
  Goodwill, net                                                          17,478         18,518
  Other long-term assets                                                  1,444          1,317
                                                                     -----------   ------------
    Total assets                                                        133,951        121,655
                                                                     ===========   ============

Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable                                                       13,484          9,292
  Accrued expenses                                                       10,583         18,699
  Current portion of deferred revenue                                     2,271          1,158
  Short-term borrowing                                                    5,055          5,032
  Current portion of obligations and other current liabilities            8,004          3,137
                                                                     -----------   ------------
    Total current liabilities                                            39,397         37,318

Long-term liabilities:
  Convertible subordinated notes                                         20,423         27,230
  Long-term debt                                                          5,130          5,574
  Capital lease obligations, less current portion                           281            361
  Deferred revenue and other liabilities                                  1,322            887
                                                                     -----------   ------------
    Total long-term liabilities                                          27,156         34,052

Commitments & contingencies (Note 12)

Stockholders' equity:
  Redeemable convertible preferred stock, $10 par value; 4000 shares authorized; 1,000 and 2,000 issued and outstanding at
    September 30, 1997 and 1996, respectively; redemption value
    $10,000 and $20,000 at September 30, 1997 and 1996, respective        9,480         18,053
  Common stock, $.01 par value; 100,000,000 shares authorized;
    22,649,980 and 21,315,456 shares issued and outstanding
    at September 30, 1997 and 1996, respectively                            226            213
  Additional paid-in-capital                                            170,669        158,556
  Accumulated deficit                                                  (111,278)      (125,094)
                                                                     -----------   ------------
                                                                         69,097         51,728

  Cumulative translation adjustment                                      (4,785)        (1,373)
  Unrealized gain (loss) on investments                                   3,086            (70)
                                                                     -----------   ------------
    Total stockholders' equity                                           67,398         50,285
                                                                     -----------   ------------
    Total liabilities and stockholders' equity                          133,951        121,655
                                                                     ===========   ============



   The accompanying notes are an integral part of these financial statements

                          PerSeptive Biosystems, Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                      Year ended September 30,
                                                -----------------------------------
                                                  1997          1996          1995
                                                -------       -------       -------
Revenue:
   Product revenue                              $96,516       $75,916       $69,430
   Contract revenue                                            10,102        19,999
                                                -------       -------       -------
                                                 96,516        86,018        89,429
                                                -------       -------       -------
Cost of goods sold:
   Cost of product revenue                       49,815        37,813        33,169
   Cost of contract revenue                                     8,571        16,968
   Other charges                                                9,906           -
                                                -------       -------       -------
                                                 49,815        56,290        50,137
                                                -------       -------       -------
       Gross profit                              46,701        29,728        39,292

Operating expenses:
   Research and development                      15,215        11,342         6,999
   Selling, general and administrative           40,425        39,518        32,771
   Other charges                                               24,239        15,459
   Amortization                                   1,041         2,158         3,080
                                                -------       -------       -------
                                                 56,681        77,257        58,309
                                                -------       -------       -------
       Loss from operations                      (9,980)      (47,529)      (19,017)
                                                -------       -------       -------
Other income (expense):
   Interest income                              $   648       $   482       $ 1,209
   Interest expense                              (3,534)       (3,473)       (2,958)
   Other income, net                             28,109            53           196
                                                -------       -------       -------
Net Income (Loss)                               $15,243      ($50,467)     ($20,570)
                                                =======       =======       =======

Net income (loss) per common share, primary     $  0.63        ($3.22)       ($1.88)
                                                =======       =======       =======
Net income per common share, fully diluted      $  0.60
                                                =======
Weighted average common and common equivalent
shares outstanding, primary                      21,905        16,296        12,340
                                                =======       =======       =======
Weighted average common and common equivalent
shares outstanding, fully diluted                25,552
                                                =======





  The accompanying notes are an integral part of these financial statements.

                          PerSeptive Biosystems, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
          For the Three Years in the Period Ended September 30, 1997
                                (in thousands)


                                                                     Redeemable
                                                                     Convertible
                                                                    Preferred Stock                          Common Stock
                                                              Shares            Par Value             Shares            Par Value
                                                              ------            ---------             ------            ---------

Balance at September 30, 1994                                      -                    -             12,097                 $120
Modification of warrants in connection with the
  acquisition of PerIsis II
Issuance of warrants pursuant to shareholder
  litigation settlement
Issuance of common stock pursuant to shareholder
  litigation settlement                                                                                  494                    5
Reclassification of redeemable preferred stock pursuant
  to the acquisition of the synthesis products business        3,000              $25,709
Conversion of preferred stock into common stock                                                          912                    9
Sale of common stock pursuant to stock
  purchase agreement                                                                                     158                    2
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                               249                    4
Accretion on redeemable convertible preferred stock                                   283
Cumulative translation adjustment
Amortization of deferred compensation
Net loss
                                                          ----------           ----------         ----------           ----------
Balance at September 30, 1995                                  3,000               25,992             13,910                  140
Issuance of contengent consideration relating to the
  acquisition of AMI                                                                                     373                     4
Issuance of common stock pursuant to the
  acquisition of PTC II                                                                                2,640                    26
Issuance of common stock, through a private placement,
  net of issuance costs                                                                                2,579                    26
Conversion of warrants into common stock                                                                 331                     3
Conversion of preferred stock into common stock               (1,000)             (10,000)             1,248                    12
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                                               235                     2
Accretion on redeemable convertible preferred stock                                 2,061
Cumulative translation adjustment
Unrealized gain (loss) on investments
Amortization of deferred compensation
Net loss
                                                          ----------           ----------         ----------           ----------
Balance at September 30, 1996                                  2,000               18,053             21,316                   213
Conversion of preferred stock into common stock               (1,000)             (10,000)             1,019                    10
Sale of common stock pursuant to employee stock
 purchase plan and exercise of stock options and warrants                                                315                     3
Accretion on redeemable convertible preferred stock                                 1,427
Cumulative translation adjustment
Unrealized gain on investments
Net Income
                                                          ==========           ==========         ==========            ==========
Balance at September 30, 1997                                  1,000               $9,480             22,650                  $226
                                                          ==========           ==========         ==========            ==========



  The accompanying notes are an integral part of these financial statements.

                         Perspective Biosystems, Inc.
              Consolidated Statement of Changes in Stockholders'
          For the Three Years in the Period Ended September 30, 1997
                                (in thousands)

                                                                              Additional                  Cumulative
                                                                                Paid-in    Accumulated    Translation
                                                                                Capital      Deficit       Adjustment
                                                                              ----------   -----------    -----------
Balance at September 30, 1994                                                   $ 89,743     $ (49,346)
Modification of warrants in connection with the
  acquisition of PerIsis II                                                        1,870
Issuance of warrants pursuant to shareholder
  litigation settlement                                                            2,000
Issuance of common stock pursuant to shareholder
  litigation settlement                                                            5,071
Reclassification of redeemable preferred stock pursuant
  to the acquisition of the synthesis products business 3,000
Conversion of preferred stock into common stock                                    9,991
Sale of common stock pursuant to stock
  purchase agreement                                                               1,998
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                           699
Accretion on redeemable convertible preferred stock                                             (2,650)
Cumulative translation adjustment                                                                                  225
Amortization of deferred compensation
Net loss                                                                                       (20,570)

                                                                                --------     ----------       --------
Balance at September 30, 1995                                                    111,372       (72,566)            225
Issuance of contengent consideration relating to the
  acquisition of AMI                                                               3,461
Issuance of common stock pursuant to the
  acquisition of PTC II                                                           15,534
Issuance of common stock, through a private placement,
  net of issuance costs                                                           16,822
Conversion of warrants into common stock
Conversion of preferred stock into common stock                                    9,988
Sale of common stock pursuant to employee stock
  purchase plan and exercise of stock options and warrants                         1,379
Accretion on redeemable convertible preferred stock                                             (2,061)
Cumulative translation adjustment                                                                               (1,598)
Unrealized loss on investments
Amortization of deferred compensation
Net loss                                                                                       (50,467)
                                                                                --------    ----------        --------
Balance at September 30, 1996                                                    158,556      (125,094)         (1,373)
Conversion of preferred stock into common stock                                    9,990
Sale of common stock pursuant to employee stock
 purchase plan and exercise of stock options and warrants                          2,123
Accretion on redeemable convertible preferred stock                                             (1,427)
Cumulative translation adjustment                                                                               (3,412)
Unrealized gain on investments
Net Income                                                                                      15,243
                                                                                --------     ---------        --------
Balance at September 30, 1997                                                   $170,669     $(111,278)       $ (4,785)
                                                                                ========     =========        ========

  The accompanying notes are an integral part of these financial statements.

                          PerSeptive Biosystems, Inc.
              Consolidated Statement of Changes in Stockholders'
          For the Three Years in the Period Ended September 30, 1997
                                (in thousands)

                                                                        Unrealized
                                                                      Gain (Loss) on   Deferred       Total
                                                                       Investments   Compensation     Equity
                                                                       -----------   ------------   ------------

Balance at September 30, 1994                                                           ($168)       $40,349
Modification of warrants in connection with the acquisition of
   PerIsis II                                                                                          1,870
Issuance of warrants pursuant to shareholder litigation settlement                                     2,000
Issuance of common stock pursuant to shareholder litigation
   settlement                                                                                          5,076
Reclassification of redeemable preferred stock pursuant to the
   acquisition of the synthesis products business                                                     25,709
Conversion of preferred stock into common stock                                                       10,000
Sale of common stock pursuant to stock purchase agreement                                              2,000
Sale of common stock pursuant to employee stock purchase plan
   and exercise of stock options and warrants                                                            703
Accretion on redeemable convertible preferred stock                                                   (2,367)
Cumulative translation adjustment                                                                        225
Amortization of deferred compensation                                                     112            112
Net loss                                                                                             (20,570)
                                                                        -----------  ------------  ------------
Balance at September 30, 1995                                                             (56)        65,107
Issuance of contengent consideration relating to the acquisition of
   AMI                                                                                                 3,465
Issuance of common stock pursuant to the acquisition of PTC II                                        15,560
Issuance of common stock, through a private placement, net of
   issuance costs                                                                                     16,848
Conversion of warrants into common stock                                                                   3
Conversion of preferred stock into common stock                                                            -
Sale of common stock pursuant to employee stock purchase plan
   and exercise of stock options and warrants                                                          1,381
Accretion on redeemable convertible preferred stock                                                       -
Cumulative translation adjustment                                                                     (1,598)
Unrealized loss on investments                                                  (70)                     (70)
Amortization of deferred compensation                                                      56             56
Net loss                                                                                             (50,467)
                                                                        -----------  ------------  ------------
Balance at September 30, 1996                                                   (70)       -          50,285
Conversion of preferred stock into common stock
Sale of common stock pursuant to employee stock purchase plan
   and exercise of stock options and warrants                                                          2,126
Accretion on redeemable convertible preferred stock                                                      -
Cumulative translation adjustment                                                                     (3,412)
Unrealized gain on investments                                                3,156                    3,156
Net Income                                                                                            15,243
                                                                        --------------------------------------
Balance at September 30, 1997                                                $3,086                  $67,398
                                                                        ======================================

The accompanying notes are an integral part of these financial statements

                                          PerSeptive Biosystems, Inc.
                                     Consolidated Statements of Cash Flows
                                                 (in thousands)


                                                                                               Year ended September 30,
                                                                             -------------------------------------------------------
                                                                                 1997                    1996               1995
                                                                             -----------            --------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                            (15,243)               ($ 50,467)       ($ 20,570)
   Adjustments to reconcile net loss to net cash
     used in operating activities, net of acquired amounts:
       Depreciation and amortization                                             (7,862)                  10,530           11,009
       Gain on ChemGenics exchange                                              (27,481)
       Bad debt expense                                                               -                    1,275              438
       Non-cash portion of other charges                                              -                   33,073            8,946
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                (5,788)                     220           (6,589)
       (Increase) decrease in inventories                                        (2,690)                  (5,263)           3,059
       (Increase) decrease in other assets                                       (1,621)                     388             (651)
       Increase (decrease) in accounts payable                                    4,192                      (59)          (2,979)
       (Decrease) increase in accrued expenses                                   (8,116)                  (6,935)           2,592
       Increase (decrease) in other liabilities                                   1,548                   (2,488)             571
                                                                            -----------             -------------      -----------
Net cash (used in) operating activities                                         (16,851)                 (19,726)          (4,174)
                                                                            -----------             -------------      -----------
Cash flows from investing activities:
   Purchase of fixed assets, net                                                 (3,483)                 (10,725)         (21,328)
   Cash and securities available-for-sale acquired from PTC II                        -                   11,851
   Proceeds from ChemGenics notes and warrants                                   (4,000)
   Purchase of securities available-for-sale                                          -                  (88,498)         (53,156)
   Proceeds from sale and maturities of securities available-for-sale           (29,263)                  80,756           71,615
   Increase in patents and licenses                                                   -                      (27)          (1,442)
                                                                            -----------             -------------      -----------
Net cash provided by (used in) investing activities                             (29,780)                  (6,643)          (4,311)
                                                                            -----------             -------------      -----------
Cash flows from financing activities:
   Proceeds from capital lease financing                                              -                      373            5,000
   Principal payments under capital lease obligations                            (2,019)                  (2,173)            (687)
   Net proceeds from facility financing                                               -                    2,404            3,170
   Payment of finance costs                                                           -                     (225)            (254)
   Net proceeds from short-term borrowing                                          (320)                   1,089            3,943
   Proceeds from issuance of common stock                                        (2,126)                  18,298            2,706
                                                                            -----------             -------------      -----------
  Net cash provided by financing activities                                        (427)                  19,766           13,878
                                                                            -----------             -------------      -----------
Effect of exchange rate changes on cash and cash equivalents                       (457)                    (228)             222
                                                                            -----------             -------------      -----------
Increase (decrease) in cash and cash equivalents                                (12,899)                  (6,831)           5,615
Cash and cash equivalents at beginning of year                                   (5,384)                  12,215            6,600
                                                                            -----------             -------------      -----------
Cash and cash equivalents at end of year                                       $(18,283)                 $ 5,384         $ 12,215
                                                                            ===========             =============      ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                               ($3,284)              $    3,259           $1,203

Supplemental disclosure of non-cash activities:
    Accretion of Series A Preferred Stock                                       ($1,427)                  $2,061         $  2,650
    Issuance of stock in exchange for redemption of
      Series A Preferred Stock                                                  (10,000)                  10,000           10,000
    Stock and warrants issued in connection with acquisition of PTC II,
      net of warrants exchanged                                                       -                   15,592                -
    Issuance of stock and warrants pursuant to shareholder
      litigation settle                                                               -                                     7,076
    Stock issued in connection with acquisition of Perlsis II                         -                                     1,870
    Stock issued to AMI in exchange for remaining acquisition costs                   -                    3,423                -
    Value of Millennium stock received, net of stock sold                       (10,575)
    Value of Millennium stock unrealized Gain                                    (3,108)

 The accompanying notes are an integral part of these financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION

     Organization

PerSeptive Biosystems, Inc. (the "Company") develops, manufactures, and markets proprietary products and systems for the purification, analysis and synthesis of biomolecules.

Pending Merger with Perkin-Elmer Corporation.

On August 27, 1997, The Perkin-Elmer Corporation ("Perkin-Elmer"), Seven Acquisition Corp., a wholly-owned subsidiary of Perkin-Elmer, and PerSeptive entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, all outstanding shares of PerSeptive common stock, $.01 par value per share (the "PerSeptive Common Stock"), will be converted into shares of Perkin-Elmer common stock, $1.00 par value per share (the "Perkin-Elmer Common Stock"), at the exchange rate equal to $13.00 divided by the average of the closing sales prices of Perkin-Elmer Common Stock on the New York Stock Exchange composite tape on each of the 20 consecutive trading days preceding the second trading day prior to the effective date of the merger. In no event, however, will the exchange rate be more than 0.1926, or less than 0.1486, of a share of Perkin-Elmer Common Stock for each share of PerSeptive Common Stock. At the effective time of the merger, PerSeptive will become a wholly-owned subsidiary of Perkin-Elmer. On December 4, 1997, the proposed merger was approved by PerSeptive's stockholders. The completion of the merger is subject to regulatory approvals and other closing conditions. There can be no assurance that the proposed merger will be completed. None of the financial statements reflect the effects of the proposed transaction. Either party has the right to terminate the merger agreement if the merger is not consummated on or before January 31, 1998, unless the parties agree to extend that date on or before January 31, 1998. The Company has incurred costs of $878,000 through September 30, 1997 in connection with the merger, which costs have been deferred until the closing of the merger.

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

Cash and Cash Equivalents

Cash equivalents consist of investments in money market funds, short term government securities and highly liquid commercial paper of companies in varied industries. Accordingly, these investments are subject to minimal credit and market risk. The Company considers investments with an original maturity of three months or less, at date of acquisition, to be cash equivalents.

Investments

The Company invests in high credit quality, interest-bearing instruments, primarily government and corporate debt securities and Millennium
Pharmaceuticals Inc. common stock. (See Concentrations of Credit and Market Risk, below)

Investments that mature within one year or that are expected to be sold within the year to meet cash-flow requirements are classified as current assets. All other investments are classified as long-term assets and are recorded at market value, while securities classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity. At September 30, 1997 and 1996, all of the Company's investments are classified as available-for-sale.

Investment income consists primarily of interest income, net realized gains and losses from the sale of securities, and the amortization of premiums and discounts. The cost of securities sold is based on the specific identification method.

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

Intangible Assets

Organization costs are amortized on a straight-line basis over a five year period. Costs associated with patents and the licensing of patents are capitalized as incurred and amortized on a straight-line basis over the shorter of the legal term or the estimated economic life of the patent. Purchase options, consisting of the value ascribed to the options to acquire the callable stock of certain research and development corporations, were amortized over the term of the option. All purchase options outstanding at September 30, 1995 were exercised during fiscal year 1996 in connection with the acquisition of PTC-II. Goodwill is amortized on a straight-line basis over 20 years. Intangible assets are shown net of accumulated amortization of $5,744,000 and $5,174,000 at September 30, 1997 and 1996, respectively. Amortization expense for intangible assets amounted to $1,752,000, $3,022,000 and $3,993,000 in fiscal year 1997, 1996 and 1995, respectively.

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

Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the estimated future cash flows expected to result from use of the asset is less than the carrying amount of the asset. In 1996, the Company compared the estimated future cash flows expected to result from previous acquisitions and noted that the cash flows were greater than the respective net goodwill amounts associated with those acquisitions, except for the goodwill associated with the fiscal 1994 acquisition of the In Vitro Division of Advanced Magnetics, Inc. which was written off during the fourth quarter of fiscal 1996 (Note 13).

Concentrations of Credit and Market Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable, cash equivalents and investments. The Company is subject to significant market risk through its investment in Millennium stock (see Note 3).

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

Net Income (Loss) Per Share

Net income per share applicable to common shareholders is determined by dividing net income, including accretion on preferred stock, by the weighted average number of common and common equivalent shares outstanding during the period.
Net loss per share applicable to common shareholders is determined by dividing net loss, including accretion on preferred stock, by the weighted average common shares outstanding during the period. Common stock equivalents, consisting of options, warrants, contingently issuable shares and shares held in escrow, are included in the per share calculations, where the effect of their inclusion would have been dilutive. Fully diluted earnings per share is calculated under the if converted method which includes preferred stock as if it had been converted to common stock at the beginning of the period. Under the if converted method, accretion is not considered in the calculation of fully diluted earnings per share." Net income (loss) (in thousands) and net income
(loss) per common share after preferred stock accretion for the year ended September 30, 1997, 1996 and 1995 are as follows:

                                                                    Year ended September 30,
                                                            1997                 1996                1995
                                                          --------             --------            --------
Net income (loss) before preferred stock                   $15,243             ($50,467)           ($20,570)
 accretion
Accretion of redeemable preferred stock                     (1,427)              (2,061)             (2,650)
                                                           -------             --------            --------
Net income (loss) after preferred stock
 accretion                                                  13,816             ($52,528)           ($23,220)
                                                           =======             ========            ========
Net income (loss) per common share after
 preferred stock accretion, primary                          $0.63               ($3.22)             ($1.88)
                                                           =======             ========            ========

Net income per common share, fully diluted                   $0.60
                                                           =======
Weighted average common and common equivalent
 shares outstanding, primary                                21,905               16,296              12,340
                                                           =======             ========            ========
Weighted average common and common equivalent
 shares outstanding, fully diluted                          25,552
                                                           =======

New Accounting Pronouncements


In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ended after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in its fiscal year ended September 30, 1998 and does not anticipate adoption to have a material effect on the financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which is effective for fiscal years ended after December 15, 1997, including interim periods. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners. SFAS 130 requires restatement of all prior-period statements presented after the effective date. The Company will adopt SFAS 130 in its fiscal year ended September 30, 1998 and has not yet determined the impact of such adoption.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years ended after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in its fiscal year ended September 30, 1998 and has not yet determined the impact of such adoption.

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

3.  INVESTMENTS

As of September 30, 1997 all securities available-for-sale are stated at market value. These securities consist of U.S. Government and U.S. Government Agency debt securities and Millennium Pharmaceuticals Inc. Common Stock and are included in current assets based on the securities' maturity dates and the Company's expected utilization of the securities.

The estimated fair value of investments available for sale, by contractual maturity, at September 30, 1997 is as follows (in thousands):

Common Stock                                                  $13,678
Due in one year or less                                         2,968
                                                              -------
                                                              $16,646
                                                              =======

The Common Stock value shown above includes unrealized gain (in thousands) of $3,108.

Securities and cash equivalents with an estimated fair market value of approximately $5,500,000 at September 30, 1997 and 1996 are pledged as collateral to secure short-term borrowings.


4.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                                  September 30,
                                                                                1997          1996
                                                                               --------     --------
Raw materials                                                                   $ 9,450      $ 7,368
Work in progress                                                                  2,338        2,751
Finished goods                                                                   10,814       10,955
                                                                                -------      -------
                                                                                $22,602      $21,074
                                                                                =======      =======

5.  FIXED ASSETS

Fixed assets consist of the following (in thousands):

                                                Estimated                    September 30,
                                            useful life (years)         1997                1996
                                            ------------------         -------            --------

Land                                                                  $  1,296            $  1,496
Building                                               20                8,096               9,084
Construction in progress                                                   488                 917
Demonstration equipment                                 3                4,520               4,317
Laboratory equipment                                 3-10                7,681              10,762
Computer and office equipment                         3-7                5,969               4,814
Production equipment                                 3-10                6,051               4,970
Leasehold improvements                                  5                9,992               9,789
                                                                      --------            --------
                                                                        44,093              46,149
Accumulated depreciation and
amortization                                                           (16,467)            (14,132)
                                                                      --------            --------
                                                                      $ 27,626            $ 32,017
                                                                      ========            ========

Depreciation and amortization expense amounted to $6,366,000, $7,508,000, and $6,851,000 in fiscal years 1997, 1996, and 1995, respectively.

At September 30, 1997 and 1996, laboratory, computer and office equipment under capital leases included in fixed assets amounted to approximately $1,553,000 and $5,891,000 respectively. Accumulated amortization related to assets under capital leases was approximately $670,000 and $2,731,000 at September 30, 1997 and 1996, respectively, and is included in accumulated depreciation and amortization. Fixed assets under capital leases are depreciated over the shorter of the term of the lease or the useful life of the asset.

6.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                        September 30,
                                                    1997            1996
                                                  --------        ---------
Accrued professional fees                          $ 1,976         $ 5,041
Accrued transaction fees and purchase
 accounting costs                                      378           1,732

Accrued warranty costs                               1,088           1,297
Accrued wages and commissions                        3,402           2,807
Other accrued expenses                               3,739           7,822
                                                   -------         -------
                                                   $10,583         $18,699
                                                   =======         =======

7.  INCOME TAXES

Pre-tax loss incurred under the following jurisdictions (in thousands):

                                                          Year ended September 30,
                                                   1997               1996                1995
                                                  -------           ---------           --------
Income (Loss) before income taxes:
       Domestic                                   $22,361            $(44,777)          $(21,781)
       Foreign                                     (7,118)             (5,690)             1,211
                                                  -------            --------           --------
                                                  $15,243            $(50,467)          $(20,570)
                                                  =======            ========           ========

The provision for income taxes was as follows (in thousands):


                                                          Year ended September 30,
                                                   1997               1996                1995
                                                  -------           ---------           --------
Current tax expense:
     State and local                             $     -          $      -             $     -
     Foreign                                           -                 -                 527
                                                 -------          --------             -------
       Total current                             $     _          $      -             $   527
                                                 -------          --------             -------

Deferred tax expense (benefit)
     Federal                                       7,855          $(17,521)            $  (898)
     State                                           822            (1,947)               (148)
     Foreign                                      (6,966)             (974)               (527)
                                                 -------          --------             -------
       Total deferred                              1,711           (20,442)             (1,573)
                                                 -------          --------             -------
Deferred tax asset valuation allowance            (1,711)           20,442               1,046
                                                 -------          --------             -------
Total provision                                  $     -          $      -             $     -
                                                 =======          ========             =======

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                          Year ended September 30,
                                                          1997                  1996
                                                        -------               --------
Net operating loss carryforwards                       $ 39,013               $ 32,869
Research and development credit                           1,169                    863
Expense accruals                                          1,285                  2,607
Depreciation                                               (605)                    44
Inventory reserves                                        2,214                  3,553
Millennium stock transaction                             (4,285)                     -
Patent amortization                                        (344)                  (355)
Accounts receivable                                         697                    888
Warranty reserve                                            407                    536
Other reserves and temporary differences                  3,630                  3,887
                                                       --------               --------
Gross deferred tax assets                                43,181                 44,892
Deferred tax assets valuation allowance                 (41,908)               (43,619)
                                                       --------               --------
                                                       $  1,273               $  1,273
                                                       ========               ========

A reconciliation between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):


                                                                              Year ended September 30,
                                                                     1997              1996               1995
                                                                    -------          --------           --------
Income/(Loss) at statutory rate                                     $ 5,335          $(20,757)           $(7,200)
Foreign loss net benefited                                            2,195                 -                  -
Utilization of US NOL's                                              (7,656)
Shareholder settlement                                                                 (2,020)             3,546
Nondeductible amortization                                               65                 -                194
ChemGenics Transaction                                                    -             1,250                  -
PDI book goodwill write-off                                               -             1,446                  -
Charge for purchased research and development
  acquired from PTC-II, net of anticipated tax benefit                    -             2,375                  -
State tax benefit, net of federal tax liability                           -            (2,613)                 -
R & D Credit                                                              -              (149)
Other                                                                    61                26                  2
                                                                    -------          --------            -------
                                                                          -           (20,442)            (3,458)
Benefit of loss not recognized                                            -            20,442              3,458
                                                                    -------          --------            -------
Provision for income taxes                                          $     -          $      -            $     -
                                                                    =======          ========            =======

The Company has provided a valuation allowance for certain deferred tax assets, since it is not more likely than not that future benefits will be realized. If the Company achieves profitability, these deferred assets would be available to offset future income tax liabilities and expense, subject to the limitations described below.

At September 30, 1997, the Company has net operating loss carryforwards and research and development tax credits for federal income tax reporting purposes of approximately $64 million and $1,169,000, respectively, which will expire between 2003 and 2012. The net operating loss carryforward is offset by $4,700,450 relating to deductions for non-qualified stock option exercises which will be credited to additional paid-in-capital upon realization. The Company has a net operating loss carryforward for foreign income tax reporting of $12 million some of which will expire between 1998 and 2002 and the rest with an unlimited carryforward period.

Ownership changes, as defined in the Internal Revenue Code, resulting from the issuance of Series A, Series B and Series C convertible preferred stock and from the issuance of common stock may have limited the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income or tax liability.


8.  CREDIT FACILITIES AND BORROWINGS

Convertible Subordinated Notes

In August 1994, the Company issued $27,230,000 aggregate principal amount of 8-1/4% Convertible Subordinated Notes Due 2001 (the "Notes"). As of September 30, 1997, $6.8 million, representing the payment that is due on August 15, 1998, is classified as a current liability. The Notes are convertible into the

Company's common stock at any time after the expiration of 60 days following the last date of original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $13.80 per share, subject to adjustment in certain circumstances. Beginning on August 15, 1998 and on each anniversary date through the year 2000, the Company is required to deposit in a sinking fund, cash sufficient to redeem, on each August 15, 25% of the outstanding principal and accrued interest.

Interest on the Notes is payable semi-annually on each February 15 and August 15, commencing on February 15, 1995, and the Notes will mature on August 15, 2001, unless previously redeemed or repurchased. Interest expense in fiscal year 1997, 1996 and 1995 was $2,246,000. The Notes are not redeemable by the Company prior to August 25, 1997. Thereafter, the Notes will be redeemable at the option of the Company, in whole or in part, at any time, at specified redemption prices plus accrued and unpaid interest to the date of redemption. The Notes are unsecured general obligations of the Company and are subordinated to all existing and future senior indebtedness (as defined in the agreement) of the Company.

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

The bank loans are payable in semi-annual installments of 363,640 DM (approximately $206,657 at September 30, 1997) beginning March 31, 1997 through September 30, 2007. Interest is calculated at 7.5% per annum and is payable at the end of each year. The bank loans are collateralized by all real estate and buildings owned by the Company in Hamburg, Germany.

Short-term Borrowing

The Company has secured short-term financing from an investment bank which is collateralized by the Company's short-term investments. The short-term borrowing is classified as a current liability and approximates $5 million at September 30, 1997 and 1996, respectively. Interest is payable monthly and is calculated daily, based on the broker call rate plus a percentage of the amount borrowed. The rate paid in fiscal year 1997, 1996 and 1995 ranged from 6.10% to 8.25%.

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

In August 1995, the Company issued 912,199 shares of common stock at $10.96 per share to satisfy its first redemption payment due August 22, 1995. In August 1996, the Company issued 1,248,050 shares of common stock at $8.01 per share to satisfy its second redemption payment due August 22, 1996. In August 1997, the Company issued 1,019,108 shares of common stock at $9.81 per share to satisfy its third redemption payment due August 22, 1997. Management's intent is to satisfy the remaining installment under this preferred stock arrangement as it becomes due through the issuance of common stock. As a result of the action taken during fiscal year 1995 to convert the first installment of the preferred stock to common stock and management's intent to satisfy future installments with common stock, the remaining fair value of this outstanding security has been reflected as a component of the Company's equity beginning in September 30, 1995.

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

As of September 30, 1997 the Company had reserved 4,951,672 shares of common stock for use in the Company's 1989, 1992 and 1997 Stock Plans and the Company's 1992 Non-Employee Director Plan (Note 10) and 59,039 shares of common stock for use in the Company's 1992 Employee Stock Purchase Plan (Note 10).

Warrants

In addition, the Company also has outstanding the following warrants to purchase common stock:

                            Note        Number of      Exercise        Date           Expiration
                         Reference       Shares          Price       Exercisable         Date
                   -------------------------------------------------------------------------------------------

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

The exercise prices and the number of shares of the Company's common stock issuable upon exercise of the Class C, E, and G warrants will be appropriately adjusted in the event of stock splits, combinations, rights offering, stock dividends or certain other special dividends with respect to the Company's common stock. The Class A warrants expired unexercised on December 23, 1997.

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

Under the 1989 Plan, 984,000 options were authorized for issuance and options covering 130,625 shares are currently outstanding, of which all were exercisable as of September 30, 1997. No further options will be granted under this plan.

On June 16, 1993, the Company amended the 1992 Plan to increase the number of shares of common stock authorized for issuance under the 1992 Plan from 800,000 to 1,700,000. On March 10, 1994, May 1, 1995, May 6, 1996 and March 5, 1997 the
Company amended the 1992 Plan to increase the number of shares of common stock authorized for issuance to 2,300,000; 2,900,500; 3,585,500; and 4,585,500;
respectively. In addition, the 1992 Plan was amended on March 10, 1994 and March 5, 1997 to limit the number of shares of common stock that any participant may purchase under the Plan to 600,000 and 1,400,000, respectively. Under the 1992 Plan, options covering 4,087,017 shares are currently outstanding, of which 1,760,402 options were exercisable and 35,530 were available for grant as of September 30, 1997.

1992 Non-Employee Director Plan

During March 1992, the Company adopted the 1992 Non-Employee Director Stock Option Plan. This plan provides for grants of non-qualified options to non-employee members of the Board of Directors. The exercise prices of options granted under this plan will equal the fair market value of the underlying common stock on the date granted. The term of options under this plan is ten years. The original plan provided that Directors receive 1,500 non-qualified options per year, except that persons who were directors on June 1, 1992 received an initial grant of 6,000 options, and persons first elected as directors subsequent to June 1, 1992 receive an initial grant of 10,000 options. On March 11, 1996, the plan was amended to increase the annual automatic grant under the Director Plan from 1,500 to 7,500 shares of the Company' s Common Stock. Initial and annual grants of options will vest in four and three equal annual amounts, respectively, commencing on the grant date. In the event that a director ceases to be a member of the Board of

Directors, any unexercised portion of options granted will terminate. Under this plan, 200,000 shares of common stock have been authorized for issuance, and options covering 107,000 shares are currently outstanding, of which 70,163 options were exercisable and 91,500 were available for grant as of September 30, 1997.

1997 Employee Non-Qualified Stock Option Plan

During 1997, the Company adopted the 1997 Non-Qualified Stock Option Plan. This plan provides for grants of non-qualified options to employees, consultants and certain new officers. The number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each is exercisable shall be determined at the discretion of the Board of Directors. The maximum term of options under this plan is ten years.

The original plan authorized 200,000 shares of common stock for issuance. On August 21, 1997, the number of shares of common stock authorized for issuance was increased to 550,000. As of September 30, 1997, options covering 474,114 shares are currently outstanding, of which 15,000 options were exercisable, and 25,886 options were available for grant.

Stock-based Compensation Plans

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees."

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands, except per share amounts):


                                                            Year Ended September 30
                                                            -----------------------
                                                           1997                   1996
                                                          ------                 ------
----------------------------------------------------------------------------------------
Net income                As reported                    $15,243                $(50,467)
                          Pro forma                       12,625                 (51,368)

Primary net income        As reported                    $   .63                $  (3.22)
per share                 Pro forma                          .51                   (3.28)

Fully diluted net         As reported                    $   .60                       -
income per share          Pro forma                          .44                       -

The effects of applying SFAS No. 123 in fiscal year 1997 and 1996 are not necessary indicative of the effects on reported net income in future years.

The following table summarizes the Company's stock option activity at September 30, 1997, 1996, and 1995, and changes during the years then ended:


                                   1997                       1996                       1995
                         ------------------------   ------------------------   ------------------------
-------------------------------------------------------------------------------------------------------
                                        WEIGHTED-                 WEIGHTED                   WEIGHTED
                          SHARES         AVERAGE       SHARES      AVERAGE     SHARES        AVERAGE
                           UNDER         EXERCISE      UNDER      EXERCISE      UNDER        EXERCISE
                           OPTION         PRICE        OPTION      PRICE        OPTION        PRICE
-------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year         3,560          $7.83        2,491        $7.37       2,332         $15.79
Granted at fair
 market value              1,646           7.04        1,604         7.98       1,908           6.39
Exercised                   (260)          6.22         (180)        5.30        (190)          1.85
Canceled                    (147)          7.40         (355)        6.83      (1,559)         19.28
-------------------------------------------------------------------------------------------------------
Outstanding at
end of year                4,799          $7.70        3,560        $7.83       2,491          $7.37
-------------------------------------------------------------------------------------------------------

Options exercisable at September 30, 1997, 1996 and 1995 were 1,976,190, 1,227,458 and 1,208,184, respectively. The weighted-average grant-date fair value of options granted during 1997 and 1996 were $4.19 and $3.99, respectively.

The following table summarizes information about stock options outstanding at September 30, 1997:

                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                 -------------------                         -------------------
                                      Weighted
                                       Average
                                      Remaining       Weighted                            Weighted
                       Number        Contractual      Average       Number                 Average
Range of             Outstanding        Life         Exercise     Outstanding              Exercise
Exercise prices      At 9/30/97      (In Years)        Price       At 9/30/97               Price
----------------------------------------------------------------------------------------------------------
$0.39  -  $6.10        1,048,762         6.25          $5.11       765,872                   $4.98

$6.38  -  $6.81          311,525         9.34          $6.61        17,990                   $6.57

$7.13  -  $7.13        1,117,879         9.32          $7.13        53,632                   $7.13

$7.63  -  $7.63        1,107,507         8.75          $7.63       364,673                   $7.63

$7.81 - $31.50         1,213,084         7.47         $10.81       774,023                  $11.68
                       ---------         ----         ------    ----------                  ------
$0.39 - $31.50         4,798,756         8.05          $7.70     1,976,190                   $8.17

For the purpose of providing pro forma disclosures, the fair values of options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: a risk-free interest rate of 6.02 % and 6.13 %, an expected life of 4 years, expected volatility of 57.27 %, and no expected dividends.

Employee Stock Purchase Plan
On May 29, 1992, the Company adopted the 1992 Employee Stock Purchase Plan. This plan provides eligible employees the opportunity to purchase shares of common stock annually at 85% of the fair market value at the lower of the beginning or ending stock price of the shares during two six-month periods of each year. A maximum of 250,000 shares of common stock have been authorized for issuance under this plan. The term of this plan is ten years. Purchases under this plan were 51,000 shares in fiscal year 1997 at prices ranging between $5.53 and $5.75 per share and 54,000 shares in fiscal year 1996 at prices ranging between $7.50 and $8.25 per share and 188,000 shares since inception through September 30, 1997. The plan was terminated by the Board of Directors effective November 30, 1997.

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

On August 23, 1997, the Stockholder Rights Plan was amended in anticipation of approving a merger pursuant to an Agreement and Plan of Merger with Perkin-Elmer Corporation ("Merger"). This amendment stated that no triggering event has occurred as a result of the approval of the Merger and consequently, no rights have become exercisable.

12.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into license agreements pursuant to which it pays royalties generally ranging from 1% to 6% on sales of certain consumable products contained in the Company's finished goods. Royalty rates are higher on bulk sales of consumable products to other resellers. Royalty expense incurred in connection with these agreements for the years ended September 30, 1997, 1996 and 1995 totaled $535,000, $398,000 and $367,000, respectively.

The Company leases manufacturing facilities, office space and equipment under noncancelable operating and capital leases expiring at various dates through 2009. The approximate minimum rental commitments under all noncancelable leases as of September 30, 1997 are as follows (in thousands):

                                              Operating           Capital
                                                leases            leases
                                              ---------           -------
1998                                            $ 3,102           $  512
1999                                              2,646              447
2000                                              2,559              239
2001                                              1,550               44

2002                                              1,352                2
Thereafter                                        9,536                0
                                                -------           ------
Total minimum lease payments                    $20,745            1,244
                                                =======
Less-amount representing interest                                   (175)
                                                                  ------
Present value of obligations under                                $1,069
 capital leases                                                   ======


Total rent expense was approximately $2,331,000, $2,651,000 and $4,415,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

On March 31, 1995, the Company entered into an agreement for the subsequent sale and leaseback of equipment totaling $4,790,000 for $5 million. Under the terms of the lease agreement, the Company has the option to repurchase the equipment and is required to remit 30 equal monthly lease payments of approximately $186,000 commencing March 31, 1995. Interest on the lease is calculated at 9% per annum. For financial accounting purposes this lease had been recorded as a capital lease. At September 30, 1997, the obligation under this lease was fulfilled. The Company currently is negotiating an operating lease for this equipment.

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

Contingencies

During 1997 and 1996, the Company sold certain receivables for approximately $17,518,000 and $11,936,000, respectively, to a financial institution with recourse. At September 30, 1997 and 1996, approximately $4,572,018 and $2,636,000, respectively, of the receivables sold had not been collected by the financial institution. The Company paid interest on receivables sold of approximately $78,855 and $55,000 during fiscal year 1997 and 1996, respectively.

13. OTHER CHARGES

Other charges consist of costs of the following (in thousands):

                                                        1996          1995
                                                     -----------------------
In-process research and
development (Notes 15,16)                             $ 6,785       $ 1,879
Other charges                                          27,360        13,580
                                                      -------       -------
                                                      $34,145       $15,459
 Total other charges                                  =======       =======

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

On January 9, 1996, the Court entered an order denying the Company's motion for partial summary judgment relating to the inventorship of the Original Perfusion Patents, granting the Defendants' motions for partial summary judgment that inventorship of the Original Perfusion Patents is improper for failure to name one or more persons as additional joint inventors, and requiring the Company to move to correct inventorship or have the patents declared invalid. On March 12, 1996, the Court entered a ruling directing the Company to correct inventorship and placed on the Company the burden of proving the absence of deceptive intent in the designation of inventors at a hearing. The Company moved to correct inventorship. The Company has preserved its right to appeal a number of issues, including the Court's January 9, 1996 order that the Original Perfusion Patents failed to name additional persons as joint inventors and the Court's March 12, 1996 order imposing the burden of proof on PerSeptive. The hearing was held in May and June 1996. On April 3, 1997, the Court issued a ruling denying the Company's motion to correct inventorship, ruling that the Company had not met its burden of proving that two British scientists, who worked for a company that is not a party to the litigation, were not named on the Original Perfusion Patents without deceptive intent within the meaning of Section 256 of Title 35 United States Code, and granted judgment in favor of Sepracor, BioSepra and Pharmacia on the Company's claims relating to the Original Perfusion Patents.
On April 16, 1997, the Company filed a motion to permit an immediate appeal of the April 3, 1997 decision, and the related January 9, 1996 and March 12, 1996 decisions, to the United States Court of Appeals for the Federal Circuit, which has exclusive jurisdiction in the United States to hear appeals in patent cases. On April 30, 1997, the defendants filed a motion requesting that the District Court render a decision on the defendants' defense of inequitable conduct prior to permitting the Company's appeal. On July 30, 1997, the Company filed a motion seeking to (i) vacate the Court's April 3, 1997 decision and (ii) enter a final judgment that will permit the

Company to appeal the Court's earlier January 9, 1996 and March 12, 1996 orders that the patents do not name all of the inventors and imposing the burden of proof on PerSeptive. The Company's motion is based on a decision by the Court of Appeals for the Federal Circuit in an unrelated case, Stark v. Advanced
                                                      -----------------
Magnetics, Inc., issued on July 11, 1997, which the Company contends rendered
--------------
the Court's April 3, 1997 decision erroneous. The defendants filed motions again requesting that the District Court render a decision on their defense of inequitable conduct prior to permitting an appeal. The Court has not rendered a decision on the Company's or the defendants' motions. The Court has not yet considered the issue of infringement of the Original Perfusion Patents or the Coatings Patent.

On December 12, 1997, the Company announced that it had settled the litigation with Sepracor and BioSepra. Under the terms of the settlement, the Company received an unspecified amount (which is not material to the financial statements) and BioSepra obtained a non-exclusive license under PerSeptive's Perfusion Chromatography patents. Sepracor and BioSepra were removed as defendants in the litigation. The Company intends to continue to vigorously pursue the litigation against Pharmacia, which remains a defendant.

The Company may incur substantial expenses relating to these lawsuits. There can be no assurance that the outcome of the litigation will not have a material adverse effect on the Company.

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

Since November 1994, the Company has been responding to informal requests for information from the Securities and Exchange Commission relating to certain of the Company's financial matters. In May 1995, the Company was advised by the Commission that it had obtained a formal order of investigation so that, among other matters, it may utilize subpoena powers to obtain information relevant to its inquiry. The Commission has and may in the future utilize its subpoena powers to obtain information from various officers, directors and employees of the Company and from persons not presently associated with the Company. If, after completion of its investigation, the Commission finds that violations of the federal securities laws have occurred, the Commission has the authority to order persons to cease and desist from committing or causing such violations and any future violations. The Commission may also seek administrative, civil and criminal fines and penalties and injunctive relief. The Department of Justice has the authority in respect of criminal matters. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating fully with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

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

16.  ACQUISITIONS

Advanced Magnetics, Inc. - In Vitro Diagnostics Division

At September 30, 1995, the Company had a liability of approximately $3.4 million for the final settlement of the Company's acquisition of the In Vitro Diagnostics Division of AMI. In December 1995, the Company issued 373,080 shares of common stock with a value of $3.4 million, to satisfy this obligation.

Perceptive Technologies II Corporation

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

The following is a summary of the purchase price and the allocation of the purchase price to the net assets acquired, calculated using the closing price of PerSeptive's common stock of $5.875 on March 8, 1996:

Purchase Price:                                                                  (000's)
--------------                                                                  ----------
Shares of Common Stock Issued                   2,639,600 at $5.875                $15,508
Shares of Common Stock to be Issued             5,400 at $5.875                         32
Warrants Issued                                 2,603,125 at $0.90                   2,343
Warrants Returned                               2,603,125 at $0.88                  (2,291)
Provision For Purchase Obligations                                                   1,000
Write off of Purchase Option Cost                                                    1,082
Transaction costs (i)                                                                1,620
                                                                                   -------
Total purchase price                                                               $19,294
                                                                                   =======

(i) Amount represents acquisition costs associated with the Transaction which include professional fees, printing costs and regulatory filing fees.


Allocation of the Purchase Price:                                               March 8,
--------------------------------                                                 1996
                                                                                (000's)
                                                                               ----------
Net asset values:
Cash and investments                                                             $11,851
Other current assets                                                                 693
Accrued expenses                                                                     (35)
In-process research and development                                                6,785
                                                                                 -------
Allocation of consideration                                                      $19,294
                                                                                 =======

The unaudited pro forma results of operations for the years ended September 30, 1996 and 1995 reflecting the acquisition of PTC-II as if the companies had been combined as of September 30, 1995 and 1994, respectively, are as follows (in thousands except for per share data):

                                                      1996               1995
                                                   ---------           ---------
Revenue                                              $75,916             $69,613
Net loss                                            ($57,263)           ($37,108)
Net loss per share                                    ($3.41)             ($2.48)

ChemGenics Pharmaceuticals Inc.

In June 1996, the Company entered into a transaction with ChemGenics Pharmaceuticals Inc. ("ChemGenics") (formerly, Myco Pharmaceuticals Inc.), in which the Company transferred certain assets and employees of the Company's drug discovery program to ChemGenics and granted a non-exclusive license to GemGenics to use the Company's technology (including technology developed through PTC-II) in the field of drug discovery in exchange for shares of

ChemGenics' common stock, $.001 par value per share ("ChemGenics Common Stock") and warrants to purchase additional shares of ChemGenics Common Stock exercisable until June 28, 2000. The warrants were exercisable at $5.00 per share ($13.25 per share after a proposed 2.65-for-1 reverse stock split). The Company was subject to certain contractual restrictions on the sale or distribution of its holdings of ChemGenics Common Stock. In December 1996, the Company and ChemGenics executed amendments to their agreements pursuant to which the Company exchanged a portion of its ChemGenics Common Stock for a promissory note for $3 million payable on the earlier of the closing of ChemGenics' initial public offering or December 31, 2002. The Company held at September 30, 1996 approximately 34% of the outstanding capital stock of ChemGenics, and warrants which, if exercised, would increase the Company's holdings to approximately 47% (of which, warrants sufficient to increase the Company's holdings to approximately 40% were currently exercisable prior to the merger with Millennium).

In January, 1997 ChemGenics and Millennium Pharmaceuticals, Inc. ("Millennium") entered into an Agreement and Plan of Merger ("Agreement"). Under the terms of the Agreement, the stockholders of ChemGenics received common stock of Millennium in exchange for their common stock of ChemGenics. At the closing on February 10, 1997, the Company received 1,612,582 shares of Millennium common stock, $.001 par value per share ("Millennium common stock"), in exchange for its shares of ChemGenics common stock. In addition, the Company received $4 million cash in exchange for the warrants for ChemGenics common stock and in satisfaction of the above referenced promissory note. The transaction qualified as a tax-free merger. The Company's shares of Millennium common stock are subject to restrictions on sale which expired in increments between June and September 1997. In connection with this event, the Company recorded a gain of $25.8 million, reflecting the fair market value of the cash received and the Company's investment in Millennium common stock as of March 29, 1997. During the quarter ended June 28, 1997, the Company sold approximately 50% of its investment in Millennium for $12.9 million and realized a gain on the sale of approximately $800,000. During the fourth quarter of fiscal 1997, the Company recognized an additional gain for book purposes of $800,000 in connection with the release of a previously existing contingency on approximately 52,000 shares of Millennium stock. The taxable gain arising from this transaction will be offset by available net operating loss carryforwards with the exception of a portion of the gain potentially subject to the Federal Alternative Minimum Tax. The total gain included in other income was for the year ended September 30, 1997 $27.4 million.

17. SALES TO SIGNIFICANT CUSTOMERS

The Company recorded sales to one significant customer, PTC-II, of $10.1 million and $19.8 million for the years ended September 30, 1997 and 1996, respectively. No customer accounted for greater than 10% of revenue for the year ended September 30, 1997.

18. GEOGRAPHICAL INFORMATION

The Company's areas of operation outside of the North America include Europe and Asia. Information about the Company's operations in different geographic locations for the fiscal years 1997 and 1996 is shown below (in thousands). The Company's operations in geographic locations other than North America for prior years are not significant.

                                       North
                                      America         Europe          Asia         Eliminations       Consolidated
                                     -----------------------------------------------------------------------------------
1997 Net sales to unaffiliated
       customers                        $ 54,322       $18,052        $24,142                   -           $ 96,516

Transfer between areas                    26,830         9,094              -             (35,924)                 -
                                        --------       -------        -------             -------           --------

Total sales                               81,152        27,146         24,142             (35,924)            96,516

Net income (loss)                         22,361        (2,820)        (4,298)                  -             15,243

Identifiable assets                      122,999        12,004         (1,052)(1)               -            133,951

(1)  Identifiable assets information does not exclude intercompany balances.

                                               North
                                              America     Europe       Asia       Eliminations     Consolidated
                                              -------     -------     -------     ------------     ------------
1996 Net sales to unaffiliated customers      $56,480     $13,447     $16,091        $       -          $86,018

Transfer between areas                         17,004       8,942           -          (25,946)               -
                                              -------     -------     -------     ------------     ------------

Total sales                                    73,484      22,389      16,091          (25,946)          86,018

Net income (loss)                             (48,176)       (552)     (1,739)               -          (50,467)

Identifiable assets                           100,906      15,693       5,056                -          121,655

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of PerSeptive Biosystems, Inc.:

Our report on other consolidated financial statements of PerSeptive Biosystems, Inc., is included on page F-2 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ending September 30, 1997, listed in the index of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                               Coopers & Lybrand L.L.P.
Boston, Massachusetts
December 1, 1997

                          PERSEPTIVE BIOSYSTEMS, INC.


                         FINANCIAL STATEMENT SCHEDULES
                SCHEDULE II - VALUATIONS AND QUALIFYING ACCOUNTS


                             Balance             Additions                                                         Balance at
                            beginning         charges to costs                                                       end of
   Classifications          of period           and expenses             Other               Deductions              period
Allowance for
doubtful accounts
for the year ended
September 30,
1997                        $2,386,000           $  138,000             ($250,000)            ($311,000)           $1,963,000
1996                        $1,699,000           $1,275,000            $        0             ($588,000)           $2,386,000
1995                        $1,778,000           $  438,000            $        0             ($517,000)           $1,699,000
Inventory reserves
for the year ended
September 30,
1997                        $8,877,000           $3,580,000            $        0           ($6,627,000)           $5,829,682
1996                        $4,448,000           $6,682,000            $        0           ($2,253,000)           $8,877,000
1995                        $4,594,000           $2,327,000            $        0           ($2,473,000)           $4,448,000

                                 EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
------         ----------------------

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

2.11 Agreement and Plan of Merger dated as of August 23, 1997 among The Perkin-Elmer Corporation, Seven Acquisition Corp. And PerSeptive Biosystems, Inc. (filed as Exhibit 2.1 to the Company's Current Annual Report on Form 8-K dated August 26, 1997 and incorporated herein by reference).

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

4.8* Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company, as amended on August 23, 1997.

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

4.18 Stock Option Agreement dated August 23, 1997 between PerSeptive BioSystems, Inc. and the Perkin-Elmer Corporation (filed as
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of August 26, 1997).

10.1+ 1989 Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement No. 33-46871 on Form S-1 and incorporated herein by reference).

10.2+ 1992 Stock Plan of the Company, as amended on January 20, 1997 (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1997 and incorporated herein by reference).

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

10.23 Omnibus Amendment Agreement dated December 18, 1996 between the Company and ChemGenics Pharmaceuticals, Inc. (filed as exhibit
               10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

10.24          1997 Non-Qualified Stock Option Plan, as amended (filed as
               Exhibit 4.1 to the Company's Registration Statement No. 333-38989, on Form S-8 and incorporated herein by reference).

10.25+ Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and John F. Smith (filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated by reference herein.

10.26+ Employment Agreement dated as of January 17, 1997 between PerSeptive Biosystems, Inc. and Noubar B. Afeyan (filed as
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1997 and incorporated by reference herein.

21*            Subsidiaries of the Company.

23.1*          Consent of Coopers & Lybrand L.L.P.

24 Power of Attorney (included in the signature page to the Company's Annual Report on Form 10-K for the year ended September 30, 1997).
________________________________
          *Indicates exhibits filed herewith. All other exhibits have been previously filed unless otherwise indicated.
          +Indicates a management contract or compensatory plan or arrangement.