Form 10-K/A
period 1997-09-30
PERSEPTIVE BIOSYSTEMS INC
filed 1998-01-06
CIK 859640

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                         Amendment No. 1 To Form 10-K

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

================================================================================

   This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997 (the "Report") is being filed to correct typograqphical errors in the Consolidated Statement of Cash Flows for the year ended September 30, 1997 included in the Registrant's Consolidated Financial Statements referenced in Item 8 and Item 14 of the Report.

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


          4.8 Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company, as amended on September 27, 1995 and August 23, 1997. (filed as
                    Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference)

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

          21 Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference)


          23.1*     Consent of Coopers & Lybrand L.L.P.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Framingham, Commonwealth of Massachusetts, on the 6th day of January, 1998.

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

Signature                    Title                         Date
---------                    -----                         ----


/s/ Noubar B. Afeyan         Chief Executive Officer       January 6, 1998
------------------------     (Principal Executive
  Noubar B. Afeyan           Officer), Director and
                             Chairman of the Board of
                             Directors


          *                  President and Director        January 6, 1998
------------------------
 John F. Smith


          *                  Senior Vice President         January 6, 1998
------------------------     and Chief Financial
  Thomas G. Ruane            Officer (Principal Financial
                             and Accounting Officer)



          *                  Director                      January 6, 1998
------------------------
  Daniel I.C. Wang

          *                  Director                      January 6, 1998
------------------------
  Edwin M. Kania, Jr.


          *                  Director                      January 6, 1998
------------------------
 William F. Pounds


          *                  Director                      January 6, 1998
------------------------
 Bruce J. Ryan


* By: /s/ Noubar B. Afeyan
     ------------------------
      Noubar B. Afeyan
      Attorney-in-fact

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
                                                                        ======================================

The accompanying notes are an integral part of these financial statements

                                          PerSeptive Biosystems, Inc.
                                     Consolidated Statements of Cash Flows
                                                 (in thousands)


                                                                                               Year ended September 30,
                                                                             -------------------------------------------------------
                                                                                 1997                    1996               1995
                                                                             -----------            --------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                             15,243                ($ 50,467)       ($ 20,570)
   Adjustments to reconcile net loss to net cash
     used in operating activities, net of acquired amounts:
       Depreciation and amortization                                              7,862                   10,530           11,009
       Gain on ChemGenics exchange                                              (27,481)
       Bad debt expense                                                               -                    1,275              438
       Non-cash portion of other charges                                              -                   33,073            8,946
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                (5,788)                     220           (6,589)
       (Increase) decrease in inventories                                        (2,690)                  (5,263)           3,059
       (Increase) decrease in other assets                                       (1,621)                     388             (651)
       Increase (decrease) in accounts payable                                    4,192                      (59)          (2,979)
       (Decrease) increase in accrued expenses                                   (8,116)                  (6,935)           2,592
       Increase (decrease) in other liabilities                                   1,548                   (2,488)             571
                                                                            -----------             -------------      -----------
Net cash (used in) operating activities                                         (16,851)                 (19,726)          (4,174)
                                                                            -----------             -------------      -----------
Cash flows from investing activities:
   Purchase of fixed assets, net                                                 (3,483)                 (10,725)         (21,328)
   Cash and securities available-for-sale acquired from PTC II                        -                   11,851
   Proceeds from ChemGenics notes and warrants                                    4,000
   Purchase of securities available-for-sale                                          -                  (88,498)         (53,156)
   Proceeds from sale and maturities of securities available-for-sale            29,263                   80,756           71,615
   Increase in patents and licenses                                                   -                      (27)          (1,442)
                                                                            -----------             -------------      -----------
Net cash provided by (used in) investing activities                              29,780                   (6,643)          (4,311)
                                                                            -----------             -------------      -----------
Cash flows from financing activities:
   Proceeds from capital lease financing                                              -                      373            5,000
   Principal payments under capital lease obligations                            (2,019)                  (2,173)            (687)
   Net proceeds from facility financing                                               -                    2,404            3,170
   Payment of finance costs                                                           -                     (225)            (254)
   Net proceeds from short-term borrowing                                           320                    1,089            3,943
   Proceeds from issuance of common stock                                         2,126                   18,298            2,706
                                                                            -----------             -------------      -----------
  Net cash provided by financing activities                                         427                   19,766           13,878
                                                                            -----------             -------------      -----------
Effect of exchange rate changes on cash and cash equivalents                       (457)                    (228)             222
                                                                            -----------             -------------      -----------
Increase (decrease) in cash and cash equivalents                                 12,899                   (6,831)           5,615
Cash and cash equivalents at beginning of year                                    5,384                   12,215            6,600
                                                                            -----------             -------------      -----------
Cash and cash equivalents at end of year                                       $ 18,283                 $  5,384         $ 12,215
                                                                            ===========             =============      ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                              $  3,284                 $  3,259         $  1,203

Supplemental disclosure of non-cash activities:
    Accretion of Series A Preferred Stock                                      $  1,427                 $  2,061         $  2,650
    Issuance of stock in exchange for redemption of
      Series A Preferred Stock                                                   10,000                   10,000           10,000
    Stock and warrants issued in connection with acquisition of PTC II,
      net of warrants exchanged                                                       -                   15,592                -
    Issuance of stock and warrants pursuant to shareholder
      litigation settle                                                               -                                     7,076
    Stock issued in connection with acquisition of Perlsis II                         -                                     1,870
    Stock issued to AMI in exchange for remaining acquisition costs                   -                    3,423                -
    Value of Millennium stock received, net of stock sold                        10,575
    Value of Millennium stock unrealized Gain                                     3,108

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
                                                       ========               ========

A reconciliation between the amount of reported income tax expense and the amount computed using the U.S. Federal Statutory rate of 35% is as follows (in thousands):


                                                                              Year ended September 30,
                                                                     1997              1996               1995
                                                                    -------          --------           --------
Income/(Loss) at statutory rate                                     $ 5,335          $(20,757)           $(7,200)
Foreign losses not benefited                                          2,195                 -                  -
Utilization of US NOL's                                              (7,656)
Shareholder settlement                                                                 (2,020)             3,546
Nondeductible amortization                                               65                 -                194
ChemGenics Transaction                                                    -             1,250                  -
PDI book goodwill write-off                                               -             1,446                  -
Charge for purchased research and development
  acquired from PTC-II, net of anticipated tax benefit                    -             2,375                  -
State tax benefit, net of federal tax liability                           -            (2,613)                 -
R & D Credit                                                              -              (149)
Other                                                                    61                26                  2
                                                                    -------          --------            -------
                                                                          -           (20,442)            (3,458)
Benefit of loss not recognized                                            -            20,442              3,458
                                                                    -------          --------            -------
Provision for income taxes                                          $     -          $      -            $     -
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

4.8 Rights Agreement, dated as of March 1, 1995, between the Company and American Stock Transfer & Trust Company, as amended on August 23, 1997. (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference)

4.9 Warrant Purchase Agreement relating to the issuance of Class F Warrants (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

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

21 Subsidiaries of the Company (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

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